Form 10-Q
period 2017-09-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2017-11-01
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 0-192227

FORGE INNOVATION DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	6552	81-4635390
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

17700 Castleton Street, Suite 469

City of Industry, CA 91748

(Address of principal executive offices)

(626) 361-1393

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value per share, of the registrant outstanding at November 1, 2017, were 57,771,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets, September 30, 2017 (unaudited) and December 31, 2016	2

Statements of Operations (unaudited), for the Three and Nine Months ended September 30, 2017 and 2016	3

Statements of Cash Flows (unaudited), for the Nine Months ended September 30, 2017 and 2016	4

Notes to Financial Statements (unaudited)	5

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2017	December 31,
	(unaudited)	2016
ASSETS
Cash	875,937	655,170
Note receivable	310,000	-
Real estate - land, at cost	-	283,333
TOTAL ASSETS	$1,185,937	$938,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to shareholder	$-	$100
Accrued consulting expenses	300,000	56,250
Deferred profit	26,667	-
Total Current Liabilities	326,667	56,350

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of September 30, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 57,771,868 and 56,471,378 shares issued and outstanding as of September 30, 2017 and December 31, 2016)	5,777	5,647
Additional Paid in Capital	1,198,463	938,495
Accumulated Deficit	(344,970)	(61,989)
Total Stockholders’ Equity	859,270	882,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,185,937	$938,503

The accompanying notes are an integral part of these unaudited financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended	For the period from January 15, 2016 (date of inception) to
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue – related party	$6,000	$-	$6,000	$-
Cost of revenue	-	-	-	-
Gross Profit	6,000	-	6,000	-

Operating Expenses
Consulting Expenses	$64,750	$-	$247,250	$-
Other Selling, General and Administrative Expenses	23,116	1,510	44,831	1,522

Total Operating Expenses	87,866	1,510	292,081	1,522

Other income

Interest income	1,550	-	3,100	-

Total Other Income	1,550	-	3,100	-

Net loss	$(80,316)	$(1,510)	$(282,981)	$(1,522)

Net loss per common share, basic and diluted	$(0.00)	$-	$(0.00)	$-

Weighted average number of common shares outstanding, basic and diluted	57,771,868	15,403,751	57,632,088	5,438,557

The accompanying notes are an integral part of these unaudited financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2017	For the period from January 15, 2016 (date of inception) to September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282,981)	$(1,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	243,750	-
Change in operating assets and liabilities:
Net cash used in operating activities	(39,231)	(1,522)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	260,098	76,800
Proceeds from shareholder	-	100
Repayment to shareholder	(100)	-
Net cash provided by financing activities	259,998	76,900

Net Increase in Cash	220,767	75,378
Cash at beginning of period:	655,170	-
Cash at end of period:	$875,937	$75,378

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
On June 24, 2016, the Company issued common stock for acquisition of undeveloped land located in Desert Hot Spring with the value of $283,333
On March 17, 2017, the Company received a Promissory Note in the amount of $310,000 from sales of undeveloped land with the value of $283,333.

The accompanying notes are an integral part of these unaudited financial statements.

Forge Innovation Development Corp.

(A DEVELOPMENT STAGE COMPANY)

Notes to the unaudited financial statements

Note 1 - Organization and Description of Business

Forge Innovation Development Corp., or the “Company”, was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go enterprises, LLC (the “Company Predecessor”). On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp. Our principle executive office is located at 17700 Castleton Street, Suite 469 City of Industry, CA 91748. Tel: 626-361-1393. The Company’s main business will be focus on real estate development, land purchasing and selling and property management.

The Company has elected December 31 as its year end.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, but there has been no significant revenue there from.  The Company’s first sales activity was in March 2017 by the sale of real estate in Desert Springs, California. There were no significant revenue from real estate management services or sales activities from commercial or residential land development as of September 30, 2017.  There is no assurance of any future revenues.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form S-1, have been omitted.

Revenue Recognition

The Company derives revenue from sale of real estate and property management.

Sales and the associated gains or losses of real estate are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment – Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

The Company recognizes property management revenue for its services in accordance with ASC 605-10, “Revenue Recognition in Financial Statements.” Under these guidelines, revenue is recognized on transactions when all of the following exist: persuasive evidence of an arrangement did exist, delivery of service has occurred, the sales price to the buyer is fixed or determinable and collectability is reasonably assured.

Going Concern Assessment

Pursuant to ASU No. 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern as of the date of the issuance of these financial statements.

Note 2 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

As of September 30, 2017 and 2016, the Company has incurred a net loss of $282,981 and $1,522 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. The loss results in a deferred tax asset of approximately $117,290 and $517 at the effective statutory rate of 34%. The deferred tax asset has been off-set by an equal valuation allowance.

	September 30, 2017	September 30, 2016
Deferred tax asset, generated from net operating loss at statutory rates	$117,290	517
Valuation allowance	(117,290)	(517)
	$-	-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	September 30, 2017	September 30, 2016
Federal income tax rate	34.0%	34.0%
Increase in valuation allowance	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate 34% to the net loss before provision for income taxes for the following reasons:

	For the Three Months Ended September 30,
	2017	2016
Tax benefit at statutory rates	$27,308	513
Change in valuation allowance	(27,308)	(513)
Net provision for income taxes	$-	-

	For the Nine Months Ended September 30,
	2017	2016
Tax benefit at statutory rates	$96,214	517
Change in valuation allowance	(96,214)	(517)
Net provision for income taxes	$-	-

The Company has evaluated and concluded that there are no significant uncertain tax positions required recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Note 3 - Concentration of Risk

The Company maintains cash in one account within one local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At September 30, 2017, uninsured cash balances in any domestic U.S. financial institution is $643,726.

Note 4 - Related Party Transactions

On February 1, 2017, the Company entered into a lease for office space (the “Office Lease”) with Glory Investment International Inc. (“Glory Investment”), and our CEO’s mother is the CEO of Glory Investment. Pursuant to the Office Lease, the Company subleased 200 square feet office from Glory Investment, and the monthly rent of $500 is due within first five business days of each month. The term of the Office Lease is renewable from year-to-year. We believe that the rent is at or below market for the space we are occupying. For the nine months and three months ended of September 30, 2017, rent expense were $ 4,000 and $1,500, respectively.

On August 1, 2017, the Company entered into an agreement with Bloomage Beverly Hills Investment Inc., whose secretary is the mother of the Company’s CEO, pursuant to which the Company provided property management services for Bloomage Beverly Hills Investment Inc. for the period from August 1, 2017 to December 31, 2017, in exchange for the compensation of $3,000 per month. During the nine months and three months ended September 30, 2017, the Company recognized service revenue in the amount of $6,000.

Note 5 - Shareholder Equity

In January 2017, the Company issued 700,340 shares of its $0.0001 par value common stock at the price of $0.2 per share to four investors for $140,068 in cash.

In February 2017, the Company issued 600,150 shares of its $0.0001 par value common stock at the price of $0.2 per share to two investors for $120,030 in cash.

Note 6 -Notes Receivable

On March 17, 2017, the Company entered into a Land Transaction Agreement with Steven Zhi Qin, a third party individual, Pursuant to which, the Company sold the undeveloped land located in Desert Hot Spring with value of $283,333, to Steven Zhi Qin in exchange for a Promissory Note in the amount of $310,000. The Promissory Note is secured by a Deed of Trust to Chicago Title Company, a California corporation and an independent institution insuring the Company’s collection right, and will be due on March 17, 2018, with interest at the rate of 2% per annum, payable in monthly installment of interest only, in the amount of $517. The Promissory Note also applies to Steven Zhi Qin’s personal property located at 1715 East Cortez Street, West Covina, CA 91791 as additional collateral, of which a lien will be recorded against said property.

Note 7 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Advisory Agreement

On November 05, 2016, the Company entered into a Consulting Agreement with Speedlight Consulting Services Inc. (the “Consultant”), pursuant to which the Company agrees to compensate the Consultant 3,000,000 shares of Company’s 144 restricted stock when the Company been quoted on OTC Market. As agreed by Company and Consultant, the compensation will be followed as below schedules:

a.	2,000,000 shares shall be issued to the Consultant on the date of service completion (quoted on OTC Market). However, if the services cannot be finished within the ten-month period, the Company and the Consultant agree to accept the terms and conditions which are fully described in the item “2. Term and Termination” section. Consultant also agrees a legend being placed on the 2,000,000 shares stock certificate restricting any sales or transfers for one year from the 2,000,000 shares being issued to the Consultant.

b.	1,000,000 shares shall be issued to the Consultant on the date of service completion (quoted on OTC Market). However, if the services cannot be finished within the ten-month period, the Company and the Consultant agree to accept the terms and conditions which are fully described in the item “2. Term and Termination” section. Consultant also agrees a legend being placed on the 1,000,000 shares stock certificate restricting any sales or transfers for two years from the 1,000,000 shares being issued to the Consultant.

For the nine months ended and as of September 30, 2017, the consulting expense and accrued consulting expense of $243,750 and $300,000 were recognized, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

The Company is a development stage company and was incorporated in the State of Nevada in January 2016. The Company’s primary objective is commercial and residential land development, including the purchase and sale of real estate, targeting properties primarily in Southern California. We also intend to manage properties we own and properties owned by unaffiliated third parties. Our activities will include securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for purchase of the properties, improving the properties’ infrastructure and amenities and selling the properties to homeowner and commercial owners for restaurants, offices and small businesses. Our first property acquisition was 29 acres in the city of Desert Hot Springs in Southern California. Due to problems with permits and adjacent landowners, rather than get involved in protracted negotiations, the Company sold the property to an independent third party for a profit.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning. Accordingly, the Company is considered to be in the development stage. In March 2017, the Company incurred its first sales activity by the sale of vacant property in Desert Springs, California. There is no assurance of future revenues.

There is no assurance that the Company’s activities will result in any operations or that any operations, if begun, will generate revenues. The Company will need additional capital, but there is no assurance that the Company will be able to obtain such capital on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Results of Operation for the three months ended September 30, 2017 and 2016

During the three months ended September 30, 2017 and 2016, the Company generated revenue in the amount of $6,000 and $0, respectively. During the three months ended September 30, 2017 and 2016, the Company incurred operating expenses of $87,866 and $1,510, respectively. The operating expenses for the three months ended September 30, 2017 mainly included consulting expenses in the amount of $64,750 and other professional and legal fees relating to comply with the Company’s SEC reporting obligations and consulting fees of $23,116. For the three months ended September 30, 2017 and 2016, our net loss was $80,316 and $1,510, respectively. The increase in net loss was mainly due to the increase in operating expense for the three months ended September 30, 2017, compared to the same period as of September 30, 2016.

Results of Operation for the nine months ended September 30, 2017 and for the period from inception to September 30, 2016

During the nine months ended September 30, 2017 and for the period from inception to September 30, 2016, the Company generated revenue in the amount of $6,000 and $0, respectively. During the nine months ended September 30, 2017 and the period from inception to September 30, 2016, the Company incurred operating expenses of $292,081 and $1,522, respectively. The operating expenses for the nine months ended September 30, 2017 mainly included consulting expenses in the amount of $247,250 and other professional and legal fees relating to complying with the Company’s SEC reporting obligations and consulting fees of $44,831. For the nine months ended September 30, 2017 and for the period from inception to September 30, 2016, our net loss was $282,981 and $1,522, respectively. The increase in net loss was mainly due to the increase in operating expense for the nine months ended September 30, 2017, compared to the period from inception to September 30, 2016.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of September 30, 2017, we had an accumulated deficit of $334,970. As of September 30, 2017, we had cash of $875,937 and a working capital of $859,270, compared to cash of $655,170 and a working capital of $882,153 at December 31, 2016. The decrease in the working capital was primarily due to accrual of consulting expenses, partially offset by private placements and the sale of real property.

To date, we have funded our operations through equity financing. During the nine months of 2017, the Company has issued 1,300,490 shares of common stock for $260,098 cash. The proceeds from these funding sources were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market and develop real estate.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adverse affect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guarantee contracts,

●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets,

●	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in shareholder equity in our statement of financial position, and

●	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies are discussed in further detail in the notes to the audited consolidated financial statements appearing elsewhere in this prospectus. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “small reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report on Form 10-Q, our President (principal executive officer) and our Chief Financial Officer performed an evaluation of the effectiveness of and the operation of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our President and Chief Financial Officer each concluded that as of the end of the period covered by this report on Form 10-Q, our disclosure controls and procedures were not effective in timely alerting them to material information relating to Forge Innovation Development Corp. required to be included in our Exchange Act filings.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K..

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGE INNOVATION DEVELOPMENT CORP.

Date: November 1, 2017	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: November 1, 2017	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

