Form 10-K
period 2017-12-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2018-04-02
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 000-192227

FORGE INNOVATION DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	81-4635390
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

17800 Castleton Street, Suite 583, City of Industry, CA 91748

(Address of principal executive offices) (Zip Code)

(626)-986-4566

(Issuer’s telephone number)

17700 Castleton Street, Suite 469, City of industry, CA 91748

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was $984,107.

As of April 2, 2018, there were 57,621,868 shares of Common Stock, $0.0001 par value, outstanding.

Documents Incorporated By Reference. None

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The information contained in this Report includes some statements that are not purely historical and that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances, impact of competition, dependence on key personnel and the need to attract new management, effectiveness of cost and marketing efforts, acceptances of products, ability to expand markets and the availability of capital or other funding on terms satisfactory to us. We disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” set forth under “Item 1. Description of Business” below. In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

ii

PART I

Item 1. Description of Business.

Background

Forge Innovation Development Corp., or the “Company”, was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go enterprises, LLC (the “Company Predecessor”). On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp. Our principle executive office is located at 17800 Castleton Street, Suite 583, City of Industry, CA 91748. Tel: 626-986-4566. The Company’s main business is focus on real estate development, land purchasing and selling and property management.

Overview

The Company’s primary objective is commercial and residential land development, including, to a lesser extent, the possible purchase and sale of real estate, targeting properties primarily in Southern California. We also intend to manage properties we own and properties owned by unaffiliated third parties. Our activities will include securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for purchase of the properties, improving the properties’ infrastructure and amenities and selling the properties to homeowner and commercial owners for restaurants, offices and small businesses. Our first property acquisition was 29 acres in the city of Desert Hot Springs in Southern California. Due to problems with permits and adjacent landowners, rather than get involved in protracted negotiations, the Company sold the property to an independent third party for a profit.

On August 1, 2017, the Company entered into an property management agreement with Bloomage Beverly Hills Investment Inc. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. for the period from August 1, 2017 to December 31, 2017, in exchange for the compensation of $3,000 per month. During the year ended December 31, 2017, the Company recognized service revenue in the amount of $15,000.

Business Strategy

The Company’s business strategy includes the following three main segments of the real estate business:

1.	We intend to acquire and develop land for residential and commercial development.

2.	We also, to a lesser extent, intend to develop a diversified real estate portfolio by investing in residential real estate, including single-family housing, condos and town-homes and commercial properties, including strip-malls and small office buildings.

3.	We intend to provide property management for our own properties and for properties owned by non-affiliated third parties.

Property Development

The Company primary business is to acquire land and develop and sell fully constructed homes and commercial property such as stores, offices, private schools, etc., to non-affiliated third parties. Our first property acquisition was 29 acres of vacant land in the city of Desert Hot Springs in Southern California. Our original plan was to build various commercial buildings on the parcels, including stores and restaurants. However, due to problems with permits and adjacent landowners that would lead to lengthy negotiations and possibly additional costs, the Company sold the property in March 2017, to a non-affiliated third party for a profit.

Our principal activities are securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for the purchase of the properties, improving the properties’ infrastructure and amenities, and selling properties to third parties. Currently all of our property development activities are centered in the Southern California area.

Investing in Development Projects

The Company intends to invest a small portion of its funds and to utilize funds pooled from investors to directly invest in income-yielding properties. The Company will concentrate on investing in properties with long-term leases.

We rely on our management’s expertise in identifying residential and commercial real estate assets within our stated target objectives. Our Management makes investment decisions based on various factors, including, relative value, expected risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, credit and market risk concentration limits, liquidity, cost of financing and financing availability, as well as maintaining our exemption from registration under the 1940 Act.

Our targeted asset classes and the principal investments we have made and expect to make in each are as follows:

Asset Class	Principal Investments
Residential Property	● Single family attached, Single Family detached, multi-unit, condominiums, townhomes, etc.

Partially completed real estate developments, residential, commercial, retail.	● Acquisition and sale of vacant land

REO Tape Transactions	● Bulk or block acquisitions of single family detached residential units or homes.

Our primary business strategy is to seek out and secure real estate properties that may have been formerly subjected to distressed financing terms as a consequence of recent economic factors. Our focus is on residential, single-family detached homes throughout Southern California made available individually or bulk transfer from various private parties or financial institutions seeking to liquidate non-performing assets.

Another business strategy is designed to generate a rate of return by acquiring distressed properties (individually or in bulk transaction(s)) for investment purposes and eventual resale. We believe there is a significant market opportunity to acquire discounted real estate assets or in some instances, to lend to or invest with real estate developers and property owners or otherwise participate in real estate related investments where non-traditional financing sources are not available. The current credit crisis and economic environment and the strict underwriting standards and length of time required by traditional sources including banking institutions are often prohibitive.

Property Management

In many cases we will manage our own properties and market our property management service to others. Property management involves most of the following duties

●	Establishes rental rate by surveying local rental rates; calculating overhead costs, depreciation, taxes, and profit goals.

●	Attracts tenants by advertising vacancies; obtaining referrals from current tenants; explaining advantages of location and services; showing units.

●	Contracts with tenants by negotiating leases; collecting security deposit.

●	Accomplishes financial objectives by collecting rents; paying bills; forecasting requirements; preparing an annual budget; scheduling expenditures; analyzing variances; initiating corrective action.

●	Maintains property by investigating and resolving tenant complaints; enforcing rules of occupancy; inspecting vacant units and completing repairs; planning renovations; contracting with landscaping and snow removal services.

●	Maintains building systems by contracting for maintenance services; supervising repairs.

●	Secures property by contracting with security patrol service; installing and maintaining security devices; establishing and enforcing precautionary policies and procedures; responding to emergencies.

●	Enforces occupancy policies and procedures by confronting violators.

●	Prepares reports by collecting, analyzing, and summarizing data and trends.

We also intend to provide the following special services to our third part owners:

●	Legal Services

–	Eviction Coordination
–	Personal Property Management
–	Property Inspections

●	Closing — Title Services

–	Title Closing Documents and Preparation
–	Escrow and Closing Coordination
–	HUD Reviews and Analysis

●	Reports

–	Daily, Weekly or Monthly Reporting
–	Custom Reports
–	Performance Reports

●	Accounting — Financial

–	Expenses Report and Management
–	Expense Tracking
–	Review and Process Reimbursements

Sales and Marketing

We intend to market our properties through real estate brokers and agents coordinated by company marketing personnel. Our marketing efforts will target both international and local buyers and builders.

Competition

We believe there are only limited barriers to entry in our business. Current and future competitors may have more resources than we have. Our projects face competition generally from REITs, institutional pension plans and other public and private real estate companies and private real estate investors for the acquisition of properties and for raising capital. In transaction services, we face competition with other real estate firms in the acquisition and disposition of properties, and we also compete with other sponsors of real estate for investors to provide the capital to allow us to make these investments. We also compete against other real estate companies who may be chosen by a broker-dealer as an investment platform instead of us. In management services, we compete with other properties for viable investors for properties. We also believe that our broker dealers compete, or will compete, with institutions that provide or arrange for other types of financing through private or public offerings of equity or debt and from traditional bank financings.

Real estate development is a highly competitive business. We compete with numerous developers, builders and others for the acquisition of property. As we attempt to expand our operations we will certainly be competing with other business ranging from large multinational corporations to small startup business such as ourselves. Many of our competitors may have longer operating histories, better brand recognition and greater financial resources than we do. To successfully compete in our industry, we will need to:

●	Ensure that investments in our projects are affordable;

●	That we only invest in properties in well-priced locations;

●	That our investment strategy is simple to understand; and

●	That we provide outstanding customer service and rigid integrity in our business dealings.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry. We believe that we have the required management expertise in sourcing properties with good development potential and affordable price.

We are committed to work and communicate with our investors and sales consultants to identify their goals and needs which will make it easier to continually provide them with the best products and services.

Government Regulations

Real Property Development

Land development permits and approvals are required to develop real property. These permits and approvals will vary depending on the land that is being developed.

The commercial and residential real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. In developing a community, we must obtain the approval of numerous government agencies regarding such matters as permitted land uses, housing density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for open space, parks, schools and other community purposes. Regulations affect commercial building and homebuilding by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design and the manner in which homebuilders may conduct their sales, operations, and overall relationships with potential renters and buyers. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained. These permits and approvals will vary depending on the land that is being developed.

Timing of the initiation and completion of development projects depends upon receipt of necessary authorizations and approvals. Because of the provisional nature of these approvals and the concerns of various environmental and public interest groups, the approval process can be delayed by withdrawals or modifications of preliminary approvals and by litigation and appeals challenging development rights. Our ability to develop projects could be delayed or prevented due to litigation challenging previously obtained governmental approvals. We also may be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Such delays could adversely affect our ability to complete our projects, significantly increase the costs of doing so or drive potential customers to purchase competitors’ products.

Management Services

We and our brokers, salespersons and, in some instances, property managers are regulated by the states in which we do business. These regulations may include licensing procedures, prescribed professional responsibilities and anti-fraud provisions. Our activities are also subject to various local, state, national and international jurisdictions’ fair advertising, trade, housing and real estate settlement laws and regulations and are affected by laws and regulations relating to real estate and real estate finance and development.

Environmental Compliance

Federal, state and local laws and regulations impose environmental zoning restrictions, use controls, disclosure obligations and other restrictions that impact the management, development, use or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities with respect to some properties. If transactions in which we are involved are delayed or abandoned as a result of these restrictions, our business could be adversely affected. In addition, a failure by us to disclose environmental concerns to potential investors or third-party buyers of the developed property may subject our company to liability and may adversely impact our business or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Various environmental laws and regulations also can impose liability for the costs of investigating or remediating hazardous or toxic substances at sites currently or formerly owned or operated by a party, or at off-site locations to which such party sent wastes for disposal. As a property manager, we could be held liable as an operator for any such contamination; even if the original activity was legal and we had no knowledge of, or did not cause, the release or contamination. Further, because liability under some of these laws is joint and several, we could be held responsible for more than our share, or even all, of the costs for such contaminated site if the other responsible parties are unable to pay. Similarly, we are generally obliged, under the debt financing arrangements on the properties owned by us, to provide an indemnity to the lenders for environmental liabilities and to remediate any environmental problems that might arise. Insurance for these matters may not always be available, or sufficient to cover our losses.

Employees

Currently the Company has two employees starting from March, 2018 other than its President/CEO/Secretary who devotes approximately 90% of his time to the business of the Company.

Reports to Security Holders

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001681282.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company owns no real estate. We currently maintain our corporate office at 17800 Castleton St., Suite 583, City of Industry, CA 91748 which we lease for four years, commencing on January 15, 2018, with monthly payment of $4,962 for the first year. We believe that this current office space is adequate for our current operations and future plan.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

Currently the Company’s common stock does not trade. The Company has filed an application with FINRA to begin trading on the OTCMarkets. There is no assurance that the application will be approved or if that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the market place. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

Holders

There are approximately 38 holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plans.

Shares Available for Future Sale

All of the outstanding shares of common stock that are held by our present officers, directors, and affiliate stockholders, which amounts to approximately 91.7% of our issued and outstanding common stock, are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited financial statements.

Transfer Agent

West Coast Stock Transfer, Inc., located at 721 N. Vulcan Ave. Ste. 205, Encinitas, CA 92024 is the registrar and transfer agent for the Company’s common stock.

Recent Sales of Unregistered Securities

None

Repurchase of Equity Securities

None

Additional Information

We are a reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

Item 6. Selected financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This Annual Report contains “forward-looking statements” that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend,” or words of similar import. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties and actual results may be materially different than our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

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

Results of Operation for the year ended December 31, 2017 and for the period from inception to December 31, 2016

During the year ended December 31, 2017 and for the period from inception to December 31, 2016, the Company generated revenue in the amount of $15,000 and $0, respectively. During the year ended December 31, 2017 and the period from inception to December 31, 2016, the Company incurred operating expenses of $323,791 and $61,989, respectively. The operating expenses for the year ended December 31, 2017 mainly included consulting expenses in the amount of $265,250 and other professional and legal fees relating to complying with the Company’s SEC reporting obligations and consulting fees of $58,541. For the year ended December 31, 2017 and for the period from inception to December 31, 2016, our net loss was $304,141 and $61,989, respectively. The increase in net loss was mainly due to the increase in operating expense for the year ended December 31, 2017, compared to the period from inception to December 31, 2016.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of December 31, 2017, we had an accumulated deficit of $366,130. As of December 31, 2017, we had cash of $824,777 and a working capital of $698,110, compared to cash of $655,170 and a working capital of $882,153 at December 31, 2016. The decrease in the working capital was primarily due to accrual of consulting expenses, partially offset by private placements and the sale of real property. We have sustained recurring losses; however, we believe we have sufficient working capital to cover our operation at least one year from the date of issuance of financial statements.

To date, we have funded our operations through equity financing. During the year ended December 31, 2017, the Company has issued 1,300,490 shares of common stock for $260,098 cash. The proceeds from these funding sources were used to pay fees and expenses, to the extent that such expenses are not deferred, arising from the Company’s compliance with its public reporting requirements and to continue to proceed with its business plan to market and develop real estate.

We expect our expenses will continue to increase during the foreseeable future as a result of increased operational expenses and the development of potential business opportunities. However, we do not anticipate that the Company will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and we are dependent on the proceeds from future debt or equity investments to sustain our operations and implement our business plan. If we are unable to raise sufficient capital, we will be required to delay or forego some portion of our business plan, which would have a material adversely effect on our anticipated results from operations and financial condition. There is no assurance that we will be able to obtain necessary amounts of additional capital or that our estimates of our capital requirements will prove to be accurate. As of the date of this Report we did not have any commitments from any source to provide such additional capital. Even if we are able to secure outside financing, it may not be available in the amounts or the times when we require. Furthermore, such financing would likely take the form of bank loans, private placement of debt or equity securities or some combination of these. The issuance of additional equity securities would dilute the stock ownership of current investors while incurring loans, leases or debt would increase our capital requirements and possible loss of valuable assets if such obligations were not repaid in accordance with their terms.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data

Our audited financial statements are set forth in this Annual Report beginning on page F-3.

FORGE INNOVATION DEVELOPMENT CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Forge Innovation Development Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Forge Innovation Development Corp. as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2017 and for the period from January 15, 2016 (Date of inception) to December 31, 2016, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from January 15, 2016 (Date of inception) to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Simon & Edward, LLP

Los Angeles, California

April 2, 2018

We have served as the Company's auditor since 2016.

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	824,777	655,170
Note receivable	200,000	-
Real estate - land, at cost	-	283,333
Total Current Assets	1,024,777	938,503

NONCURRENT ASSET
Note receivable	110,000	-
Total Noncurrent asset	110,000	-
TOTAL ASSETS	$1,134,777	$938,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Due to shareholder	$	$100
Accrued consulting expenses	300,000	56,250
Deferred profit	26,667	-
Total Current Liabilities	326,667	56,350

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of December 31, 2017 and 2016)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 57,621,868 and 56,471,378 shares issued and outstanding as of December 31, 2017 and 2016)	5,762	5,647
Additional Paid in Capital	1,168,478	938,495
Accumulated Deficit	(366,130)	(61,989)
Total Stockholders’ Equity	808,110	882,153
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,134,777	$938,503

The accompanying notes are an integral part of these financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the years ended December 31, 2017	For the period from January 15, 2016 (date of inception) to December 31, 2016

Revenue - related party	$15,000	$-
Cost of revenue	-	-
Gross Profit	15,000	-

Operating Expenses
Consulting Expenses	$265,250	$56,250
Other Selling, General and Administrative Expenses	58,541	5,739

Total Operating Expenses	323,791	61,989

Other income

Interest income	4,650	-

Total Other Income	4,650	-

Net loss	$(304,141)	$(61,989)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	57,653,758	15,215,101

The accompanying notes are an integral part of these financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, January 15, 2016 (inception)	-	$-	$-	$-	$-

Common stock issued for cash	53,638,045	5,364	655,445	-	660,809

Common stock issued for real estate property	2,833,333	283	283,050	-	283,333

Net loss	-	-	-	(61,989)	(61,989)

Balances, December 31, 2016	56,471,378	$5,647	$938,495	$(61,989)	$882,153

Common stock issued for cash	1,300,490	130	259,968	0	260,098

Cancellation of common stock	(150,000)	(15)	(29,985)		(30,000)

Net loss	-	-	-	(304,141)	(304,141)

Balances, December 31, 2017	57,621,868	$5,762	$1,168,478	$(366,130)	$808,110

The accompanying notes are an integral part of these financial statements

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2017	For the period from January 15, 2016 (date of inception) to December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(304,141)	$(61,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	-
Change in operating assets and liabilities:
Accrued consulting expenses	243,750	56,250
Net cash used in operating activities	(60,391)	(5,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	260,098	660,809
Proceeds from shareholder	-	100
Cash return to shareholder for cancellation of common stock	(30,000)	-
Repayment to shareholder	(100)	-
Net cash provided by financing activities	229,998	660,909

Net Increase in Cash	169,607	655,170
Cash at beginning of period:	655,170	-
Cash at end of period:	$824,777	$655,170

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
On June 24, 2016, the Company issued common stock for acquisition of undeveloped land located in Desert Hot Spring with the value of $283,333
On March 17, 2017, the Company received a Promissory Note in the amount of $310,000 from sales of undeveloped land with the value of $283,333.

The accompanying notes are an integral part of these financial statements.

Forge Innovation Development Corp.

(A DEVELOPMENT STAGE COMPANY)

Notes to the financial statements

Note 1 - Organization and Description of Business

Forge Innovation Development Corp., or the “Company”, was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go enterprises, LLC (the “Company Predecessor”). On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp. Our principle executive office is located at 17800 Castleton Street, Suite 583 City of Industry, CA 91748. Tel: 626-986-4566. The Company’s main business is focus on real estate development, land purchasing and selling and property management.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, but there has been no significant revenue there from.  The Company’s first sales activity was in March 2017 by the sale of real estate in Desert Springs, California. There were no significant revenue from real estate management services or sales activities from commercial or residential land development as of December 31, 2017.  There is no assurance of any future revenues.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2017 and 2016 were $824,777 and $655,170, representing cash deposited in bank.

Real Estate Investment

Real Estate Investment is recorded at cost. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of December 31, 2017 and 2016 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 -	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent.

Operating Leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statement of operations on a straight-line basis over the lease period.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-based Compensation

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The company had no stock-based compensation plans as of December 31, 2017 and 2016.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2017 and 2016.

Revenue Recognition

The Company derives revenue from sale of real estate and property management.

Sales and the associated gains or losses of real estate are recognized in accordance with the provisions of ASC Topic 360-20, “Property, Plant and Equipment - Real Estate Sale”. The specific timing of a sale is measured against various criteria in ASC 360-20 related to the terms of the transaction and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria for the full accrual method are not met, we defer some or all of the gain recognition and account for the continued operations of the property by applying the finance, leasing, deposit, installment or cost recovery methods, as appropriate, until the sales criteria are met.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)”. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The new standard will be effective for us beginning January 1, 2018, with early adoption permitted. The Company elected to adopt the new standard effective January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the modified retrospective method. The Company has identified its revenue streams and assessed each for the impacts. The Company had no material impact in the timing or amount of revenue recognized under the new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees may not apply a full retrospective transition approach. The standard will be effective for us beginning January 1, 2019, with early adoption permitted. We plan to adopt the standard effective January 1, 2019. We anticipate this standard will have a material impact on our balance sheets. However, we do not expect adoption will have a material impact on our income statements. While we are continuing to assess potential impacts of the standard, we currently expect the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.

Note 3 - Income Taxes

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

As of December 31, 2017 and 2016, the Company has incurred a net loss of $304,141 and $61,989 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. The loss results in a deferred tax asset of approximately $76,887 and $21,076 at the effective statutory rate of 21% and 34% respectively. The deferred tax asset has been off-set by an equal valuation allowance.

Deferred tax asset:	December 31, 2017	December 31, 2016
Net operating loss at statutory rates	$76,887	21,076
Accrued consulting expense	(64,179)	(21,035)
Total deferred tax asset	12,708	41

Valuation allowance	(12,708)	(41)
	$-	-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2017	December 31, 2016
Federal income tax rate	21.0%	34.0%
Increase in valuation allowance	(21.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to the net loss before provision for income taxes for the following reasons:

	For the Years Ended December 31,
	2017	2016
Tax benefit at statutory rates	$12,682	41
Change in valuation allowance	(12,682)	(41)
Net provision for income taxes	$-	-

The Company has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

The United States Congress and the Administration have approved an interest in reforming the US corporate income tax code on December 20, 2017, which will reduce corporate tax rate from 35% to 21%. The rate reduction would generally take effect on January 1, 2018. The carrying value of the Company’s deferred tax assets is also determined by the enacted US corporate income tax rate. Consequently, any changes in the US corporate income tax rate will cause an impact the carrying value of the Company’s deferred tax assets. Under new corporate income tax rate 21%, the net effect of the tax reform enactment on financial statements is $nil as of December 31, 2017.

Note 4 - Concentration of Risk

The Company maintains cash in one account within one local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At December 31, 2017 and 2016, uninsured cash balances in any domestic U.S. financial institution were $572,937 and $405,180, respectively.

Note 5 - Related Party Transactions

On March 2, 2016, our CEO helped the Company open a bank account and deposit $100 into the bank account on behalf of the Company. As of December 31, 2016, the balance of due to shareholder of $100 was non-secured, non-interest bearing and due on demand.

On June 24, 2016, the Company entered into Membership Unit Purchase Agreement with Patrick Siyu Liang, the Company’s CEO, pursuant to which the Company issued 2,833,333 units to Patrick at the price of $0.1 per unit in exchange for Patrick’s real estate property, an undeveloped land, valued at $283,333. The land located at the city of Desert Hot Springs, County of Riverside, State of California was gifted by CEO’s mother, and the CEO’s mother received the land from her own company, Prime Investment International, Inc., as a distribution. Based on the nature of the transaction, the real estate property was recorded at costs $283,333 which is the price that Prime Investment International, Inc. originally acquired.

On February 1, 2017, the Company entered into a lease for office space (the “Office Lease”) with Glory Investment International Inc. (“Glory Investment”) whose CEO is an immediate family of the Company. Pursuant to the Office Lease, the Company subleased 200 square feet office from Glory Investment, and the monthly rent of $500 is due within first five business days of each month. The term of the Office Lease is renewable from year-to-year. We believe that the rent is at or below market for the space we are occupying. For the year ended of December 31, 2017, rent expense was $ 5,500.

On August 1, 2017, the Company entered into an agreement with Bloomage Beverly Hills Investment Inc., whose secretary is an immediate family of the Company’s CEO. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. for the period from August 1, 2017 to December 31, 2017, in exchange for the compensation of $3,000 per month. During the year ended December 31, 2017, the Company recognized service revenue in the amount of $15,000.

Note 6 - Shareholder Equity

On February 4, 2016, the Company entered into a Membership Unit Purchase Agreement with Patrick Siyu Liang the founder/Managing Member, and current Chief Executive Officer and Chief Finance Officer (CEO/CFO) of the Company, pursuant to which the Company issued 50,000,000 membership units to Patrick at the price of $0.0001 per unit in exchange for payment of $5,000. The purchase payment had been completely paid before September 30, 2016.

On June 24, 2016, the Company entered into another Membership Unit Purchase Agreement with Patrick Siyu Liang, pursuant to which the Company issued 2,833,333 units to Patrick at the price of $0.1 per unit in exchange for Patrick’s real estate property, an undeveloped land, valued at $283,333. The real estate property is 28.98 acres, located at the city of Desert Hot Springs, County of Riverside, State of California.

As of September 30, 2016, the Company issued 718,000 membership units at a price of $0.1 per unit to Seventeen investors for $71,800 in cash, among which 10,000 shares were issued to our Secretary, Queenie X. Yu, and 4,000 shares were issued to our Director, Xiaowei Guo who was appointed as Director of the Company on January 11, 2017.

On October 12, 2016, all the outstanding members of You-Go Enterprises, LLC approved to convert an LLC to a Corporation registered in the State of Nevada, with a new name of Forge Innovation Development Corp., and all the outstanding membership units owned by members are in the same amount of shares, which will be issued to members at the close of the conversion.

On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp.

In December, 2016, the Company issued 2,920,045 shares of its $0.0001 par value common stock at the price of $0.2 per share to Fifteen investors for $584,009 in cash.

As of December 31, 2016, the cash of sale of common stock was received in full.

In January 2017, the Company issued 700,340 shares of its $0.0001 par value common stock at the price of $0.2 per share to four investors for $140,068 in cash.

In February 2017, the Company issued 600,150 shares of its $0.0001 par value common stock at the price of $0.2 per share to two investors for $120,030 in cash.

In November 2017, the Company cancelled 150,000 shares and returned $30,000 to a shareholder.

Note 7 - Notes Receivable

On March 17, 2017, the Company entered into a Land Transaction Agreement with Steven Zhi Qin, a third party individual. Pursuant to the agreement, the Company sold the undeveloped land located in Desert Hot Spring with value of $283,333, to Steven Zhi Qin in exchange for a Promissory Note in the amount of $310,000. The Promissory Note is secured by a Deed of Trust to Chicago Title Company, a California corporation and an independent institution insuring the Company’s collection right, and will be due on March 17, 2018, with interest at the rate of 2% per annum, payable in monthly installment of interest only, in the amount of $517. The Promissory Note also applies to Steven Zhi Qin’s personal property located at 1715 East Cortez Street, West Covina, CA 91791 as additional collateral, of which a lien will be recorded against said property. For the year ended 2017, total interest income was $4,650.

Note 8 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Operating lease

The Company has operating leases for its offices. Rental expenses for the years ended December 31, 2017, 2016 were $5,500 and $nil, respectively. At December 31, 2017, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending December 31, 2018	$57,563
Twelve months ending December 31, 2019	59,544
Twelve months ending December 31, 2020	61,920
Twelve months ending December 31, 2021	64,392
Twelve months ending December 31, 2022	2,791
Total	$246,210

Advisory Agreement

On November 05, 2016, the Company entered into a Consulting Agreement with Speedlight Consulting Services Inc. (the “Consultant”), pursuant to which the Company agrees to compensate the Consultant 3,000,000 shares of Company’s 144 restricted stock when the Company been quoted on OTC Market. As agreed by Company and Consultant, the compensation will be followed as below schedules:

a.	2,000,000 shares shall be issued to the Consultant on the date of service completion (quoted on OTC Market). However, if the services cannot be finished within the ten-month period, the Company and the Consultant agree to accept the terms and conditions which are fully described in the Consulting Agreement under item “2. Term and Termination” section. Consultant also agrees a legend being placed on the 2,000,000 shares stock certificate restricting any sales or transfers for one year from the 2,000,000 shares being issued to the Consultant.

b.	1,000,000 shares shall be issued to the Consultant on the date of service completion (quoted on OTC Market). However, if the services cannot be finished within the ten-month period, the Company and the Consultant agree to accept the terms and conditions which are fully described in the Consulting Agreement under item “2. Term and Termination” section. Consultant also agrees a legend being placed on the 1,000,000 shares stock certificate restricting any sales or transfers for two years from the 1,000,000 shares being issued to the Consultant.

On September 25, 2017, the Company entered into another Consulting Agreement (the “Second Agreement”) with the Consultant, pursuant to which the Company agrees to compensate the Consultant 6,000 monthly effective from October 1, 2017 in exchange for the Consultant’s investor relationship service.

For the year ended and as of December 31, 2016, the consulting expense of $56,250 was recognized with the corresponding liability.

For the year ended and as of December 31, 2017, the consulting expense for shares of $243,750 and accrued consulting expense of $300,000 were recognized, respectively.

Note 9 - Subsequent Event

On March 6, 2018, the Company reached an agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved the amendment of the Promissory Note (see note 7) to extend maturity date to March 17, 2019. Subsequently, the Company received first payment of $100,000 on March 17, 2018, and the remaining $100,000 will be due on September 17, 2018 and $110,000 on March 17, 2019, respectively.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our Chief Executive Officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2017 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of formal documents such as invoices and consulting agreements and lack of evidence for proper approval and review of disbursements. Management does not believe that any of these significant deficiency materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2017. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan tom hire an independent third party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships among any of the officers and directors.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Patrick Liang	34	President, CEO, CFO and Director	2016
Xiaowei Guo	59	Director	2016

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Patrick Liang- President, CEO, CFO and Director since April 2016. Mr. Liang has transitioned over to the Company from Finisar Corp., from May 2015 until April 2016, where Mr. Liang was in charge of MES (Manufacturing Executive System), Operation Support and Head Industry Engineer. Mr. Liang’s responsibilities were supporting the company’s MES system, which included but were not limited to: Forecasting the company’s capacity, calculate the yield rate and HPU, UPU system in order to optimize the performance of production assembly; Using Camstar’s Insite system to trace and track the production in order to monitor the assembly line’s real time assembly performance and understanding the detail assembly issue such as bottle neck, yield rate low on specific processing step, production in assembly flow’s traceability and so on. Mr. Liang also has extensive experience in Parts Coordinator Supervision and worked in the Yami Seiki USA, from February 2014 until March 2015 as raw materials coordinator supervisor to which his duties included, but were not limited to: Regulating parts to provide precise information to the technician who use the parts to install or repair the CNC (Computer Numerical Controls) machine. Mr. Liang received a BS Degree in Mathematics/Math and Physical Sciences from the University of California Riverside and in 2008 a BA Degree in English and Business from the Shanghai Foreign Language University; Mr. Liang skills include familiarity with Industry’s MES system as well as Industry Engineering; Strong leadership and management capabilities; Fluent in English and Chinese (Both Mandarin and Cantonese) and expert capability with Microsoft Word, Microsoft Excel, Microsoft Power Point and Adobe Photoshop. As a founder of the Company, Mr. Liang is most familiar with the business plan and the future mission of the Company. His vision, together with his strong analytical academic background, we believe, makes him an excellent choice to be the CEO and a director of the Company.

Xiaowei Guo – Ms. Guo has over 20 years of high-tech industry experiences in developing wafer level/device level test methodology, manual/semi-Auto testing system build-up, measurement calibration, data automation process, summary analysis template and DOE result report. She also has more than 10 years of research experience in optoelectronic device and systems, as well as broad experience in advanced image processing algorithm development, pattern/feature recognition and classification, variety of filtering methods, wavelet, 3-D image reconstruction from projections, statistic applications. From November 2000 to the present, she has been employed as Senior Engineering Manager in Wafer Fab Testing at JDS Uniphase Corp/Lumentum in San Jose, California. Ms. Guo is familiar with various analytical techniques and instruments, automated fiber-optic assembly and packaging system. Ms. Guo holds a Ph.D degree in Physics with specialty in biomedical image processing and analysis from State University of New York at Albany, and a BS degree in applied physics from Lanzhou University, China. Ms. Guo’s maturity, management experience and strong academic background, has led the Board of Directors to reach the conclusion that she should serve as a Director of the Company.

Term of office

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Director Independence

The Board consists of two members, none of whom meet the independence requirements of the Nasdaq Stock Market as currently in effect.

Committees and Terms

The Board of Directors (the “Board”) has not established any committees. The Company will notify its shareholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

Code of Ethics

To date, we have not adopted a Code of Ethics applicable to our principal executive officer and principal financial officer because the Company has no meaningful operations. The Company does not believe that a formal written code of ethics is necessary at this time. We expect that the Company will adopt a code of ethics if and when the Company successfully completes a business combination that results in the acquisition of an on-going business and thereby commences operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. The Company recently became a reporting company and it still has not begun to trade. Although no Form 3’s have been filed for the two officers and directors, the Company does intend to file such forms within the next 10 days.

Item 11. Executive Compensation

No officer or director has received annual compensation since the inception of the Company. There has been no compensation awarded to, earned by, or paid to the named executive officer or director.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of December 31, 2017.

Anticipated Officer and Director Remuneration

The Company has not to date paid any compensation to any officer or director nor is any compensation owned to any officer or director as of date hereto. The Company intends to begin to pay annual salaries to all its officers and will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company reaches profitability, experiences positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion.

Stock Option Plan

We do not have a stock option plan and we have not issued any warrants, options or other rights to acquire our securities. However, we may adopt an incentive and non-statutory stock option plan in the future.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of the date of this prospectus regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name and Address of Beneficial Owner(3)	Position	Amount of Shares Beneficial Owned		Percent of class (1)
Patrick Liang	President, CEO, CFO and Director	52,843,333	(2)	92%
Xiaowei Guo	Director	8,000	(4)	*
Officers and Directors as a Group (2)		52,851,333		92%

*	Less than 1%
(1)	Based upon 57,621,868 shares outstanding as of December 31, 2017.
(2)	Includes 10,000 shares owned by Fangyuan Wang, Mr. Liang’s wife.
(3)	The addresses of the officers and directors of the Company is 17800 Castleton Street, Suite 583, City of industry, CA 91748.
(4)	Includes 2,000 shares owned by Ms. Guo’s husband and 2,000 shares owned by her daughter.

Item 13. Certain Relationships and Related Transactions

On March 2, 2016, our CEO helped the Company open a bank account and deposit $100 into the bank account on behalf of the Company. As of December 31, 2016, the balance of due to shareholder of $100 was non-secured, non-interest bearing and due on demand.

On June 24, 2016, the Company entered into Membership Unit Purchase Agreement with Patrick Siyu Liang, the Company’s CEO, pursuant to which the Company issued 2,833,333 units to Patrick at the price of $0.1 per unit in exchange for Patrick’s real estate property, an undeveloped land, valued at $283,333. The land located at the city of Desert Hot Springs, County of Riverside, State of California was gifted by CEO’s mother, and the CEO’s mother received the land from her own company, Prime Investment International, Inc., as a distribution. Based on the nature of the transaction, the real estate property was recorded at costs $283,333 which is the price that Prime Investment International, Inc. originally acquired.

On February 1, 2017, the Company entered into a lease for office space (the “Office Lease”) with Glory Investment International Inc. (“Glory Investment”) whose CEO is an immediate family of the Company. Pursuant to the Office Lease, the Company subleased 200 square feet office from Glory Investment, and the monthly rent of $500 is due within first five business days of each month. The term of the Office Lease is renewable from year-to-year. We believe that the rent is at or below market for the space we are occupying. For the year ended of December 31, 2017, rent expense was $ 5,500.

On August 1, 2017, the Company entered into an agreement with Bloomage Beverly Hills Investment Inc., whose secretary is an immediate family of the Company’s CEO. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. for the period from August 1, 2017 to December 31, 2017, in exchange for the compensation of $3,000 per month. During the year ended December 31, 2017, the Company recognized service revenue in the amount of $15,000.

Item 14. Principal Accountant Fees and Services.

During 2017 and 2016, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2017, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2017.

	Year ended December 31,
	2017	2016
Audit Fees	$11,000	$11,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$500	$-0-

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

10.1*	Consulting Agreement dated Nov. 5, 2016, between the Company and Speedlight Consulting Services Inc.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2018.

FORGE INNOVATION DEVELOPMENT CORP.

By:	/s/ Patrick Liang
Patrick Liang, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Patrick Liang	Dated: April 2, 2018
Patrick Liang
President (Principal Executive Officer), CFO, Sec. and Director

/s/ Xiaowei Guo	Dated: April 2, 2018
Xiaowei Guo
Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

10.1*	Consulting Agreement dated Nov. 5, 2016, between the Company and Speedlight Consulting Services Inc.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

