Form 10-Q
period 2018-03-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2018-05-14
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

17800 Castleton Street, Suite 583

City of Industry, CA 91748

(Address of principal executive offices)

(626) 986-4566

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 13, 2018, was 60,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED March 31, 2018

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets, March 31, 2018 (Unaudited) and December 31, 2017	2

Statements of Operations (unaudited), for the Three Months ended March 31, 2018 and 2017	3

Statements of Cash Flows (unaudited), for the Three Months ended March 31, 2018 and 2017	4

Notes to Condensed Financial Statements (unaudited)	5

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$841,709	$824,777
Note receivable	210,000	200,000
Rent deposit	13,953	-

Total Current Assets	1,065,662	1,024,777

NONCURRENT ASSET
Note receivable	-	110,000
Property and equipment	26,644	-
Total Non-Current Assets	26,644	110,000
TOTAL ASSETS	$1,092,306	$1,134,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liability	$2,500	$-
Other payable	2,805	-
Accrued consulting expenses	300,000	300,000
Total Current Liabilities	305,305	300,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of March 31, 2018 and December 31, 2017)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 57,621,868 shares issued and outstanding as of March 31, 2018 and December 31, 2017)	5,762	5,762
Additional Paid in Capital	1,168,478	1,168,478
Accumulated Deficit	(387,239)	(339,463)
Total Stockholders’ Equity	787,001	834,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,092,306	$1,134,777

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2018	2017

Revenue	$9,000	$-
Cost of revenue	-	-
Gross Profit	9,000	-

Operating Expenses
Consulting Expenses	18,000	90,000
Other Selling, General and Administrative Expenses	40,326	5,892

Total Operating Expenses	58,326	95,892

Other income	1,550	-

Net loss	$(47,776)	$(95,892)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	57,621,868	57,353,425

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,776)	$(95,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	90,000
Depreciation expense	472	-
Change in operating assets and liabilities:
Rent deposit	(13,953)	-
Prepaid expenses	-	(300)
Accrued liability	2,500	-
Other payable	2,805	-
Rent payable - related party	-	1,000
Net cash used in operating activities	(55,952)	(5,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	100,000	-
Purchase of property and equipment	(27,116)	-
Net cash used in investing activities	72,884	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	260,098

Net cash provided by financing activities	-	260,098
Net Increase in Cash	16,932	254,906
Cash at beginning of period:	824,777	655,170
Cash at end of period:	$841,709	$910,076

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forge Innovation Development Corp.

Notes to the unaudited financial statements

Note 1 - Organization and Description of Business

Forge Innovation Development Corp., or the “Company”, was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go enterprises, LLC (the “Company Predecessor”). On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp. Our current principle executive office is located at 17800 Castleton Street, Suite 583 City of Industry, CA 91748. Tel: 626-986-4566. The Company’s main business will be focus on real estate development, land purchasing and selling and property management.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, but there has been no significant revenue there from. The Company’s first sales activity was in March 2017 by the sale of real estate in Desert Springs, California. There were revenue from real estate management services during the three months ended March 31, 2018. There is no assurance of any future revenues.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over 5 years, the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

During the three months ended March 31, 2018 and 2017, the depreciation expense were $472and $0, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)”. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The new standard was effective for us beginning January 1, 2018, with early adoption permitted. The Company elected to adopt the new standard effective January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the modified retrospective method. The Company has identified its revenue streams and assessed each for the impacts. (See Note 3 for additional information)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessees may not apply a full retrospective transition approach. The standard will be effective for us beginning January 1, 2019, with early adoption permitted. We plan to adopt the standard effective January 1, 2019. We anticipate this standard will have a material impact on our balance sheets. However, we do not expect adoption will have a material impact on our income statements. While we are continuing to assess potential impacts of the standard, we currently expect the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.

Note 3 - Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach, which applies the new standard to contracts that are not completed as of the date of adoption. Under the new standard, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services. The Company concluded that the adoption of the new standard requires an adjustment to increase the opening balance of retained earnings in an amount of $ 26,667 since control of real estate was transferred and profit on a real estate sale should be recognized under the new standard.

Revenue streams that are scoped into ASU 2014-09 include:

Property management services: The Company deals directly with prospects and tenants for the owners of properties, which mainly includes marketing property, collecting rent, handling maintenance, repairing issues and responding to tenant complaints. The Company recognizes revenue as earned on a monthly basis and has concluded this is appropriate under the new standard.

Real estate sales: The Company accounts for the sale of real estate assets and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete, and the Company does not have significant continuing involvement. Subsequent to the adoption of the new standard, the Company may recognize a gain on a real estate disposition that previously did not qualify as a sale or for full profit recognition due to the timing of the transfer of control.

Note 4 - Income Taxes

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

As of March 31, 2018 and 2017, the Company has incurred a net loss of $47,776 and $95,892 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. The loss results in a deferred tax asset of approximately $23,920 and $3,954 at the effective tax rate of 21% and 34% respectively. The deferred tax asset has been off-set by an equal valuation allowance.

Note 5 - Concentration of Risk

The Company maintains cash in one account within one local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At March 31, 2018, uninsured cash balances in any domestic U.S. financial institution is $595,451.

Note 6 - Related Party Transactions

On February 1, 2017, the Company entered into a lease for office space (the “Office Lease”) with Glory Investment International Inc. (“Glory Investment”) whose CEO is an immediate family of the Company. Pursuant to the Office Lease, the Company subleased 200 square feet office from Glory Investment, and the monthly rent of $500 is due within first five business days of each month. The term of the Office Lease is renewable from year-to-year, and was terminated on March 31, 2018. We believe that the rent is at or below market for the space we are occupying. For the three months ended and as of March 31, 2018 and 2017, rent expense was $250 and $1,000.

Note 7 -Notes Receivable

On March 17, 2017, the Company entered into a Land Transaction Agreement with Steven Zhi Qin, a third party individual. Pursuant to the agreement, the Company sold the undeveloped land located in Desert Hot Spring with value of $283,333, to Steven Zhi Qin in exchange for a Promissory Note in the amount of $310,000. The Promissory Note is secured by a Deed of Trust to Chicago Title Company, a California corporation and an independent institution insuring the Company’s collection right, and was due on March 17, 2018, with interest at the rate of 2% per annum, payable in monthly installment of interest only, in the amount of $517. The Promissory Note also applies to Steven Zhi Qin’s personal property located at 1715 East Cortez Street, West Covina, CA 91791 as additional collateral, of which a lien will be recorded against said property. On March 6, 2018, the Company reached an agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved the amendment of the Promissory Note to extend maturity date to March 17, 2019. Subsequently, the Company received first payment of $100,000 on March 17, 2018, and the remaining $100,000 will be due on September 17, 2018 and $110,000 on March 17, 2019, respectively. For the three months ended March 31, 2018 and 2017, total interest income was $1,550 and $0, respectively.

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

On September 25, 2017, the Company entered into another Consulting Agreement (the “Second Agreement”) with the Consultant, pursuant to which the Company agrees to compensate the Consultant $6,000 monthly effective from October 1, 2017 in exchange for the Consultant’s investor relationship service.

For the three months ended and as of March 31, 2018 and 2017, the consulting expense of $18,000 and $90,000 were recognized, respectively.

As of March 31, 2018 and December 31, 2017, accrued consulting expenses were $300,000 and $300,000, respectively.

Note 9 - Subsequent Event

On May 1, 2018, the Company was quoted on OTC Market with trading symbol FGNV. According to the Consulting Agreement with Speedlight Consulting Services Inc. dated on November 05, 2016, the Company issued 3,000,000 shares to Speedlight Consulting Services Inc. on May 9, 2018. (See Note 8 for additional information).

The Company has evaluated all other subsequent events through the date these unaudited condensed financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the unaudited condensed financial statements.

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning. Accordingly, the Company is considered to be in the development stage. In March, 2017, the Company generated its first revenues from the sale of vacant property in Desert Springs, California. There were revenue from real estate management services during the three months ended March 31, 2018.There is no assurance of future revenues.

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

Results of Operation for the three months ended March 31, 2018 and 2017

During the three months ended March 31, 2018 and 2017, the Company generated $9,000 and $0 of revenues. The increase was due to the revenue generated in current quarter from property management service. No such transaction occurred in the same quarter of last year. The corresponding cost of revenue was $0. During the three months ended March 31, 2018 and 2017, the Company incurred general and administrative expenses of $58,326 and $95,892, respectively. The decrease was mainly due to the decrease in consulting expense. For the three months ended March 31, 2018 and 2017, our net loss was $47,776 and $95,892, respectively. The decrease in net loss was mainly due to the decrease in general and administrative expense for the three months ended March 31, 2018, compared to the same period in last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of March 31, 2018, we had an accumulated deficit of $387,239. As of March 31, 2018, we had cash of $841,710 and a working capital of $760,357, compared to cash of $824,777 and a working capital of $724,777 at December 31, 2017. The decrease in the working capital was primarily due to purchase of fixed assets and cash used to pay off operating expense.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses in the foreseeable future, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

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

The critical accounting policies are discussed in further detail in the notes to the unaudited financial statements appearing elsewhere in this prospectus. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGE INNOVATION DEVELOPMENT CORP.

Date: May 14, 2018	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: May 14, 2018	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

