Form 10-Q
period 2018-09-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2018-11-13
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

( Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 13, 2018, was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2018

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FORGE INNOVATION DEVELOPMENT CORP.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets, September 30, 2018 (Unaudited) and December 31, 2017	2

Statements of Operations (unaudited), for the Nine Months and Three Months ended September 30, 2018 and 2017	3

Statements of Cash Flows (unaudited), for the Nine Months ended September 30, 2018 and 2017	4

Notes to Financial Statements (unaudited)	5

FORGE INNOVATION DEVELOPMENT CORP.

BALANCE SHEETS

	September,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$625,586	$824,777
Note receivable	210,000	200,000
Prepaid expense	6,064	-
Account receivable	3,000	-
Total Current Assets	844,650	1,024,777

NONCURRENT ASSET
Note receivable	-	110,000
Rent deposit	13,953	-
Other assets	4,285	-
Property and equipment, net	30,958	-
Total Non-Current Assets	49,196	110,000
TOTAL ASSETS	$893,846	$1,134,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued liability	$4,382	$-
Accrued liability – related party	4,722	-
Accrued consulting expenses	-	300,000
Total Current Liabilities	9,104	300,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of September 30, 2018 and December 31, 2017)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 and 57,621,868 shares issued and outstanding as of September 30, 2018 and December 31, 2017)	4,562	5,762
Additional Paid in Capital	1,469,678	1,168,478
Accumulated Deficit	(589,498)	(339,463)
Total Stockholders’ Equity	884,742	834,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$893,846	$1,134,777

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue	$9,000	$6,000	$27,000	$6,000
Cost of revenue	-	-	-	-
Gross Profit	9,000	6,000	27,000	6,000

Operating Expenses
Consulting Expenses	$38,000	$64,750	$94,000	$247,250
Other Selling, General and Administrative Expenses	79,700	23,116	186,685	44,831

Total Operating Expenses	117,700	87,866	280,685	292,081

Interest income	1,050	1,550	3,650	3,100

Net loss	$(107,650)	$(80,316)	$(250,035)	$(282,981)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	57,771,868	53,871,868	57,632,088

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(250,035)	$(282,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	243,750
Depreciation expense	3,865	-
Change in operating assets and liabilities:
Rent deposit	(13,953)	-
Prepaid expense	(6,064)
Other assets	(4,285)	-
Account receivable	(3,000)	-
Accrued liability	4,382	-
Net cash used in operating activities	(269,090)	(39,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	100,000	-
Purchase of property and equipment	(34,823)	-
Net cash provided by investing activities	65,177	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to shareholder	-	(100)
Process from related party borrowings	4,722	-
Proceeds from issuance of common stock	-	260,098
Net cash provided by financing activities	4,722	259,998

Net Increase in Cash	(199,191)	220,767
Cash at beginning of period:	824,777	655,170
Cash at end of period:	$625,586	$875,937

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$800	$-

NONCASH TRANSACTION
Common stock issued to settle with the accrued consulting expenses	300,000	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forge Innovation Development Corp.

Notes to the unaudited financial statements

Note 1 - Organization and Description of Business

Forge Innovation Development Corp., or the “Company”, was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go enterprises, LLC (the “Company Predecessor”). On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp. Our current principle executive office is located at 17800 Castleton Street, Suite 583 City of Industry, CA 91748. Tel: 626-986-4566. The Company’s main business will be focus on real estate development, land purchasing and selling and property management. The Company’s common stock is currently traded on OTCQB under the symbol “FGNV”.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, but there has been no significant revenue there from. The Company’s first sales activity was in March 2017 by the sale of real estate in Desert Springs, California. There were revenue from real estate management services during the nine months ended September 30, 2018. There is no assurance of any future revenues.

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

During the nine months ended September 30, 2018 and 2017, the depreciation expense were $3,865 and $0, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (ASC 606)”. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The new standard was effective for us beginning January 1, 2018, with early adoption permitted. The Company elected to adopt the new standard effective January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company elected adopting the standard using the modified retrospective method. The Company has identified its revenue streams and assessed each for the impacts. (See Note 3 for additional information)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees may not apply a full retrospective transition approach. The standard will be effective for us beginning January 1, 2019, with early adoption permitted. We plan to adopt the standard effective January 1, 2019. We anticipate this standard will have a material impact on our balance sheets. However, we do not expect adoption will have a material impact on our income statements. While we are continuing to assess potential impacts of the standard, we currently expect the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases.

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

As of September 30, 2018 and 2017, the Company has incurred a net loss of $250,035 and $282,981 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. The loss results in a deferred tax asset of approximately $110,000 and $ 117,290 at the effective tax rate of 21% for the period ended September 30, 2018 and 34% for the period ended September 30, 2017, respectively. The deferred tax asset has been off-set by an equal valuation allowance.

Note 5 - Concentration of Risk

The Company maintains cash in one account within one local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At September 30, 2018, uninsured cash balances in any domestic U.S. financial institution is $386,263.

Note 6 - Related Party Transactions

On February 1, 2017, the Company entered into a lease for office space (the “Office Lease”) with Glory Investment International Inc. (“Glory Investment”) whose CEO is an immediate family of the Company. Pursuant to the Office Lease, the Company subleased 200 square feet office from Glory Investment, and the monthly rent of $500 is due within first five business days of each month. The term of the Office Lease is renewable from year-to-year, and was terminated on March 31, 2018. We believe that the rent is at or below market for the space we are occupying. For the nine months ended and as of September 30, 2018 and 2017, rent expense was $250 and $4,000.

During the nine months ended on September 30, 2018 and 2017, Mr. Patrick Liang, the President of the Company, loaned to the Company in the amount of $4,722 and $0 respectively, which is due on demand and bears no interest.

Note 7 -Notes Receivable

On March 17, 2017, the Company entered into a Land Transaction Agreement with Steven Zhi Qin, a third party individual. Pursuant to the agreement, the Company sold the undeveloped land located in Desert Hot Spring with value of $283,333, to Steven Zhi Qin in exchange for a Promissory Note in the amount of $310,000. The Promissory Note is secured by a Deed of Trust to Chicago Title Company, a California corporation and an independent institution insuring the Company’s collection right, and was due on March 17, 2018, with interest at the rate of 2% per annum, payable in monthly installment of interest only, in the amount of $517. The Promissory Note also applies to Steven Zhi Qin’s personal property located at 1715 East Cortez Street, West Covina, CA 91791 as additional collateral, of which a lien will be recorded against said property. On March 6, 2018, the Company reached an agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved the amendment of the Promissory Note to extend maturity date to March 17, 2019. Subsequently, the Company received payment of $100,000 and $100,000 on March 17 and October 30, 2018, respectively, and the remaining $110,000 will be due on March 17, 2019. For the nine months ended September 30, 2018 and 2017, total interest income was $3,650 and $3,100, respectively.

Note 8 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Note 9 – Common Stock

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

Overview

The Company is a development stage company and was incorporated in the State of Nevada in January 2016. The Company’s primary objective is commercial and residential land development, including the purchase and sale of real estate, targeting properties primarily in Southern California. We also intend to manage properties we own and properties owned by unaffiliated third parties. Our activities will include securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for purchase of the properties, improving the properties’infrastructure and amenities and selling the properties to homeowner and commercial owners for restaurants, offices and small businesses. Our first property acquisition was 29 acres in the city of Desert Hot Springs in Southern California. Due to problems with permits and adjacent landowners, rather than get involved in protracted negotiations, the Company sold the property to an independent third party for a profit.

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning. Accordingly, the Company is considered to be in the development stage. In March, 2017, the Company generated its first revenues from the sale of vacant property in Desert Springs, California. There were revenue from real estate management services during the nine months ended September 30, 2018.There is no assurance of future revenues.

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

Results of Operation for the three months ended September 30, 2018 and 2017

During the three months ended September 30, 2018 and 2017, the Company generated $9,000 and $6,000 of revenues. The increase was due to the property management service revenue started in August 2017. The corresponding cost of revenue was $0. During the three months ended September 30, 2018 and 2017, the Company incurred general and administrative expenses of $117,700 and $87,866, respectively. The increase was mainly due to the increase in rent expense and salary expense, partially offset by the decrease in consulting expense. For the three months ended September 30, 2018 and 2017, our net loss was $107,650 and $80,316, respectively. The increase in net loss was mainly due to the increase in general and administrative expense for the three months ended September 30, 2018, compared to the same period in last year.

Results of Operation for the nine months ended September 30, 2018 and 2017

During the nine months ended September 30, 2018 and 2017, the Company generated $27,000 and $6,000 of revenues. The increase was due to the property management service revenue started in August 2017. The corresponding cost of revenue was $0. During the nine months ended September 30, 2018 and 2017, the Company incurred general and administrative expenses of $280,685 and $292,081, respectively. The decrease in general and administrative expenses was mainly due to the decrease in consulting expenses from $247,250 for the period ended September 30, 2017 to $94,000 for the same period in this year. For the nine months ended September 30, 2018 and 2017, our net loss was $250,035 and $282,981, respectively. The decrease in net loss was mainly due to the increase in revenue and decrease in general and administrative expenses for the nine months ended September 30, 2018, compared to the same period in last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of September 30, 2018, we had an accumulated deficit of $589,498. As of September 30, 2018, we had cash of $625,586 and a working capital of $835,546, compared to cash of $824,777 and a working capital of $724,777 at December 31, 2017. The increase in the working capital was primarily due to collection of note receivable of $100,000.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: November 13, 2018	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: November 13, 2018	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.