Form 10-K
period 2018-12-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2019-03-26
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ____________

Commission file number 333-218248

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

Securities registered under Section 12(g) of the Exchange Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of March 26, 2019, there were 45,621,868 shares of Common Stock, $0.0001 par value, outstanding.

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

On August 1, 2017, the Company entered into a property management agreement with Bloomage Beverly Hills Investment Inc. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. in exchange for the compensation of $3,000 per month. During the year ended December 31, 2018, the Company recognized service revenue in the amount of $36,000.

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

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry. We believe we have the required management expertise in sourcing properties with good development potential and affordable price.

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

Employees

Currently the Company has two employees starting from March, 2018 including its President/CEO/Secretary who devotes approximately 100% of his time to the business of the Company.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Market Information

There has only been limited trading for the Company’s Common Stock since it began trading on September 25, 2018. There is no assurance that an active trading market will ever develop or, if such a market does develop, that it will continue. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

On August 31, 2018, our common stock was approved for quotation on the OTCQB Markets under the symbol “FGNV”. The OTC Markets is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The OTC Markets securities are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our common stock.

On March 25, 2019, the closing price of our common stock reported on the OTCQB Markets was $1.00 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

	High Bid	Low Bid

Fiscal Year Ended December 31, 2018	$1.01	$0.21

September 25, through September 30, 2018	$1.01	$0.25
October 1 through December 31, 2018	$1.01	$0.21

Fiscal Year Ending 2019

January 1 through March 25, 2019	$1.00	$0.12

Holders

There are approximately 50 holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

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

Shares Available for Future Sale

All of the outstanding shares of common stock that are held by our present officers, directors, and affiliate stockholders, which amounts to approximately 82.07% of our issued and outstanding common stock, are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Results of Operation for the year ended December 31, 2018 and 2017

During the years ended December 31, 2018 and 2017, the Company generated revenue in the amount of $36,000 and $15,000, respectively. The decrease was due to the Company had a sale of real estate in the amount of 26,667 occurred in 2017, and no such transaction occurred in 2018. During the years ended December 31, 2018 and 2017, the Company incurred operating expenses of $365,523 and $323,791, respectively. The operating expenses for the years ended December 31, 2018 and 2017 mainly included consulting expenses in the amount of $122,099 and $265,250, respectively, and other professional and legal fees relating to complying with the Company’s SEC reporting obligations and consulting fees and rent expense of $243,424 and $58,541, respectively. For the years ended December 31, 2018 and 2017, our net loss was $326,053 and $304,141, respectively. The increase in net loss was mainly due to the increase in operating expense for the years ended December 31, 2018, compared to 2017.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of December 31, 2018, we had an accumulated deficit of $665,516. As of December 31, 2018, we had cash of $653,142 and a working capital of $761,269, compared to cash of $824,777 and a working capital of $698,110 at December 31, 2017. The increase in the working capital was primarily due to cash paid off operating expenses. We have sustained recurring losses; however, we believe we have sufficient working capital to cover our operation at least one year from the date of issuance of financial statements.

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

FORGE INNOVATION DEVELOPMENT CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Forge Innovation Development Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Forge Innovation Development Corp. as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Simon & Edward, LLP

Los Angeles, California

March 26, 2019

We have served as the Company’s auditor since 2016.

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	653,142	824,777
Note receivable	110,000	200,000
Account receivable	3,000	-
Total Current Assets	766,142	1,024,777

NONCURRENT ASSET
Note receivable	-	110,000
Other assets	18,238	-
Property and equipment, net	29,217	-
Total Noncurrent Asset	47,455	110,000
TOTAL ASSETS	$813,597	$1,134,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued consulting expenses	-	300,000
Deferred profit	-	26,667
Other current liabilities	4,873	-
Total Current Liabilities	4,873	326,667

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of December 31, 2018 and 2017)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 and 57,621,868 shares issued and outstanding as of December 31, 2018 and 2017)	4,562	5,762
Additional Paid in Capital	1,469,678	1,168,478
Accumulated Deficit	(665,516)	(366,130)
Total Stockholders’ Equity	808,724	808,110
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$813,597	$1,134,777

The accompanying notes are an integral part of these financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2018	For the year ended December 31, 2017

Revenues:
Revenue	$36,000	$-
Revenue - related party	-	15,000

Total Revenues	36,000	15,000

Cost of Revenues:
Cost of revenue	-	-

Total Cost of Revenues	-	-

Gross Profit	36,000	15,000

Operating Expenses
Consulting Expenses	122,099	265,250
Other Selling, General and Administrative Expenses	243,424	58,541

Total Operating Expenses	365,523	323,791

Other income

Interest income	4,270	4,650

Total Other Income	4,270	4,650

Net loss before tax	$(325,253)	$(304,141)

Income tax	800	-

Net loss	(326,053)	(304,141)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	51,786,703	57,653,758

The accompanying notes are an integral part of these financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2016	56,471,378	$5,647	$938,495	$(61,989)	$882,153

Common stock issued for cash	1,300,490	130	259,968	0	260,098

Cancellation of common stock	(150,000)	(15)	(29,985)		(30,000)

Net loss	-	-	-	(304,141)	(304,141)

Balances, December 31, 2017	57,621,868	$5,762	$1,168,478	$(366,130)	$808,110

Implementation of ASU2014-09 (Note 2)				26,667	26,667

Common stock issued for service	3,000,000	300	299,700		300,000

Cancellation of common stock	(15,000,000)	(1,500)	1,500		-

Net loss				(326,053)	(326,053)

Balances, December 31, 2018	45,621,868	$4,562	$1,469,678	$(665,516)	$808,724

The accompanying notes are an integral part of these financial statements

FORGE INNOVATION DEVELOPMENT CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2018	For the year ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(326,053)	$(304,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,607	-
Change in operating assets and liabilities:
Rent deposit	(13,953)	-
Account receivable	(3,000)	-
Other assets	(4,285)	-
Accrued liability	4,873	-
Accrued consulting expenses	-	243,750
Net cash used in operating activities	(336,811)	(60,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	200,000	-
Purchase of property and equipment	(34,824)	-
Net cash used in investing activities	165,176	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	260,098
Cash return to shareholder for cancellation of common stock	-	(30,000)
Repayment to shareholder	-	(100)
Net cash provided by financing activities	-	229,998

Net Increase in Cash	(171,635)	169,607
Cash at beginning of period:	824,777	655,170
Cash at end of period:	$653,142	$824,777

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$800	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
Common stock issued to settle with the accrued consulting expenses	$300,000	-

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

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, but there has been no significant revenue there from. The Company’s first sales activity was in March 2017 by the sale of real estate in Desert Springs, California. There was revenue from real estate management services for the year ended December 31, 2018 but there is no assurance of any future revenues.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash at December 31, 2018 and 2017 were $653,142 and $824,777, representing cash deposited in bank.

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

The Company does not have any potentially dilutive instruments as of December 31, 2018 and 2017 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent.

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

Share-based Compensation

ASC 718, “Compensation - Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The company had no stock-based compensation plans as of December 31, 2018 and 2017.

Property and equipment

Property and equipment are carried at cost. Equipment are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over 5 years, the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

During the years ended December 31, 2018 and 2017, the depreciation expense were $5,607 and $nil, respectively.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2018 and 2017.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

As of December 31, 2018 and 2017, the Company has incurred a net loss of $326,053 and $304,141 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. The deferred tax asset has been off-set by an equal valuation allowance.

	December 31, 2018	December 31, 2017
Deferred tax asset:
Net operating loss at statutory rates	$189,699	76,887
Depreciation expense	(7,943)	-
Accrued consulting expense	-	(64,179)
Total deferred tax asset	181,756	12,708

Valuation allowance	(181,756)	(12,708)
Net deferred tax asset	$-	-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2018	December 31, 2017
Federal income tax rate	21.0%	21.0%
Increase in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

The Company has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Note 4 - Concentration of Risk

The Company maintains cash in one account within one local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At December 31, 2018 and 2017, uninsured cash balances in any domestic U.S. financial institution were $415,490 and $572,937, respectively.

Note 5 - Related Party Transactions

On August 1, 2017, the Company entered into an agreement with Bloomage Beverly Hills Investment Inc., (“Bloomage”) whose secretary is an immediate family member of the Company’s CEO. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. for the period from August 1, 2017 to December 31, 2017, in exchange for the compensation of $3,000 per month. On October 23, 2017, the immediate family member of the Company’s CEO resigned as the secretary of Bloomage. During the year ended December 31, 2018 and 2017, the Company recognized service revenue—related party in the amount of $nil and $15,000, respectively.

On February 1, 2017, the Company entered into a lease for office space (the “Office Lease”) with Glory Investment International Inc. (“Glory Investment”) whose CEO is an immediate family of the Company. Pursuant to the Office Lease, the Company subleased 200 square feet office from Glory Investment, and the monthly rent of $500 is due within first five business days of each month. The term of the Office Lease is renewable from year-to-year, and was terminated on March 31, 2018. We believe that the rent is at or below market for the space we are occupying. For the years ended December 31, 2018 and 2017, rent expense from our related party was $250 and $5,500.

Note 6 - Shareholder Equity

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

Note 7 - Notes Receivable

On March 17, 2017, the Company entered into a Land Transaction Agreement with Steven Zhi Qin, a third party individual. Pursuant to the agreement, the Company sold the undeveloped land located in Desert Hot Spring with value of $283,333, to Steven Zhi Qin in exchange for a Promissory Note in the amount of $310,000. The Promissory Note is secured by a Deed of Trust to Chicago Title Company, a California corporation and an independent institution insuring the Company’s collection right, and is due on March 17, 2018, with interest at the rate of 2% per annum, payable in monthly installment of interest only, in the amount of $517. The Promissory Note also applies to Steven Zhi Qin’s personal property located at 1715 East Cortez Street, West Covina, CA 91791 as additional collateral, of which a lien will be recorded against said property. On March 6, 2018, the Company reached an agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved the amendment of the Promissory Note to extend maturity date to March 17, 2019. Subsequently, the Company received payment of $100,000 and $100,000 on March 12 and October 31, 2018, respectively. On March 12, 2019, the Company reached another agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to June 30, 2019, and the remaining $110,000 will be due on June 30, 2019.

For the years ended 2018 and 2017, total interest income was $4,270 and $4,650, respectively.

Note 8 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Operating lease

The Company has operating leases for its offices. Rental expenses for the years ended December 31, 2018 and 2017 were $59,958 and $5,500, respectively. At December 31, 2018, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending December 31, 2019	$61,920
Twelve months ending December 31, 2020	64,392
Twelve months ending December 31, 2021	66,972
Twelve months ending December 31, 2022	-
Twelve months ending December 31, 2023	-
Total	$193,284

Note 9 - Subsequent Event

On March 12, 2019, the Company reached an agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved amendment of the Promissory Note of land transaction to extend maturity date to June 30, 2019. and the remaining $110,000 will be due on June 30, 2019.

The Company has evaluated all other subsequent events through the date these financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2018 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of evidences for proper approval and review of disbursements. Management does not believe that any of these significant deficiencies materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2018. We believe that internal controls over financial reporting as set forth above shows some weaknesses and are not effective. We have identified certain weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Ms. Xiaowei Guo is the blood sister of our CEO, Patrick Liang’s mother.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Patrick Liang	35	President, CEO, CFO and Director	2016
Xiaowei Guo	60	Director	2016

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

Patrick Liang – President, CEO, CFO and Director since April 2016. Mr. Liang has transitioned over to the Company from Finisar Corp., from May 2015 until April 2016, where Mr. Liang was in charge of MES (Manufacturing Executive System), Operation Support and Head Industry Engineer. Mr. Liang’s responsibilities were supporting the company’s MES system, which included but were not limited to: Forecasting the company’s capacity, calculate the yield rate and HPU, UPU system in order to optimize the performance of production assembly; Using Camstar’s Insite system to trace and track the production in order to monitor the assembly line’s real time assembly performance and understanding the detail assembly issue such as bottle neck, yield rate low on specific processing step, production in assembly flow’s traceability and so on. Mr. Liang also has extensive experience in Parts Coordinator Supervision and worked in the Yami Seiki USA, from February 2014 until March 2015 as raw materials coordinator supervisor to which his duties included, but were not limited to: Regulating parts to provide precise information to the technician who use the parts to install or repair the CNC (Computer Numerical Controls) machine. Mr. Liang received a BS Degree in Mathematics/Math and Physical Sciences from the University of California Riverside and in 2008 a BA Degree in English and Business from the Shanghai Foreign Language University; Mr. Liang skills include familiarity with Industry’s MES system as well as Industry Engineering; Strong leadership and management capabilities; Fluent in English and Chinese (Both Mandarin and Cantonese) and expert capability with Microsoft Word, Microsoft Excel, Microsoft Power Point and Adobe Photoshop. As a founder of the Company, Mr. Liang is most familiar with the business plan and the future mission of the Company. His vision, together with his strong analytical academic background, we believe, makes him an excellent choice to be the CEO and a director of the Company.

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

Item 11. Executive Compensation

Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2018 and 2017. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Patrick Liang	2018	40,000	—	—	—	—	—	5,000	45,000
President, Chief Executive Officer	2017	—	—	—	—	—	—	—	—

Xiaowei Guo	2018	—	—	—	—	—	—	—	—
Director	2017	—	—	—	—	—	—	—	—

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of December 31, 2018. Currently we have no written employment agreements with any of our executive officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of March 26, 2019, the number of shares of our common stock owned of record and beneficially by all directors, executive officers, nominees for director and persons who beneficially own more than 5% of the outstanding shares of our common stock:

Name and Address of Beneficial Owner (3)	Position	Amount of Shares Beneficial Owned		Percent of class (1)
Patrick Liang	President, CEO, CFO and Director	37,434,843	(2)	82.05%
Xiaowei Guo	Director	8,000	(4)	*
Speedlight Consulting Services Inc.		3,000,000		6.58%
Officers and Directors as a Group (2)		37,442,843		82.05%

*	Less than 1%
(1)	Based upon 45,621,868 shares outstanding as of December 31, 2018.
(2)	Includes 10,000 shares owned by Fangyuan Wang, Mr. Liang’s wife.
(3)	The addresses of the officers and directors of the Company is 17800 Castleton Street, Suite 583, City of industry, CA 91748.
(4)	Includes 2,000 shares owned by Ms. Guo’s husband and 2,000 shares owned by her daughter.

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

On August 1, 2017, the Company entered into an agreement with Bloomage Beverly Hills Investment Inc., (“Bloomage”) whose secretary is an immediate family member of the Company’s CEO. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. for the period from August 1, 2017 to December 31, 2017, in exchange for the compensation of $3,000 per month. On October 23, 2017, the immediate family member of the Company’s CEO resigned as the secretary of Bloomage. During the year ended December 31, 2018 and 2017, the Company recognized service revenue—related party in the amount of $nil and $15,000, respectively.

On February 1, 2017, the Company entered into a lease for office space (the “Office Lease”) with Glory Investment International Inc. (“Glory Investment”) whose CEO is an immediate family of the Company. Pursuant to the Office Lease, the Company subleased 200 square feet office from Glory Investment, and the monthly rent of $500 is due within first five business days of each month. The term of the Office Lease is renewable from year-to-year, and was terminated on March 31, 2018. We believe that the rent is at or below market for the space we are occupying. For the years ended December 31, 2018 and 2017, rent expense was $250 and $5,500.

Item 14. Principal Accountant Fees and Services.

During 2018 and 2017, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2018, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2018.

	Year ended December 31,
	2018	2017
Audit Fees	$10,000	$11,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$700	$700

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 26, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 26, 2017)

10.1*	Consulting Agreement dated Nov. 5, 2016, between the Company and Speedlight Consulting Services Inc.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 26, 2017.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2019.

FORGE INNOVATION DEVELOPMENT CORP.

By:	/s/ Patrick Liang
Patrick Liang, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Patrick Liang	Dated: March 26, 2019
Patrick Liang
President (Principal Executive Officer), CFO, Sec. and Director

/s/ Xiaowei Guo	Dated: March 26, 2019
Xiaowei Guo
Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 26, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 26, 2017)

10.1*	Consulting Agreement dated Nov. 5, 2016, between the Company and Speedlight Consulting Services Inc.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 26, 2017.

**	Filed herewith