Form 10-Q
period 2019-03-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2019-05-10
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 10, 2019, was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2019

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$589,846	$653,142
Note receivable	110,000	110,000
Account receivable	-	3,000

Total Current Assets	699,846	766,142

NONCURRENT ASSET
Operating lease right-of-use assets	164,579	-
Property and equipment, net	36,409	29,217
Other assets	13,953	18,238
Total Non-Current Assets	214,941	47,455
TOTAL ASSETS	$914,787	$813,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other current liability	$9,276	$4,873
Operating lease liabilities	55,101	-
Total Current Liabilities	64,377	4,873

Long term portion of operating lease liabilities	110,105	-
TOTAL LIABILITIES	174,482	4,873

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of March 31, 2019 and December 31, 2018)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding as of March 31, 2019 and December 31, 2018)	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(733,935)	(665,516)
Total Stockholders’ Equity	740,305	808,724
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$914,787	$813,597

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2019	2018

Revenue	$9,000	$9,000
Cost of revenue	-	-
Gross Profit	9,000	9,000

Operating Expenses
Consulting Expenses	18,010	18,000
Other Selling, General and Administrative Expenses	59,159	40,326

Total Operating Expenses	77,169	58,326

Other income	550	1,550

Loss before income taxes	(67,619)	(47,776)

Income taxes	800	-

Net loss	$(68,419)	$(47,776)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	57,621,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,419)	$(47,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU	627	-
Depreciation expense	1,874	472
Change in operating assets and liabilities:
Rent deposit	-	(13,953)
Account receivable	3,000	-
Accrued liability	-	2,500
Other current liability	4,403	2,805
Net cash used in operating activities	(58,515)	(55,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	-	100,000
Purchase of property and equipment	(4,781)	(27,116)
Net cash provided by (used in) investing activities	(4,781)	72,884

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Net Increase (decrease) in Cash	(63,296)	16,932
Cash at beginning of period:	653,142	824,777
Cash at end of period:	$589,846	$841,709

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$800	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
Balance, January 1, 2019	45,621,868	$4,562	$1,469,678	$(665,516)	$808,724
Net loss				(68,419)	(68,419)

Balance, March 31, 2019	45,621,868	$4,562	$1,469,678	$(733,935)	$740,305

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
Balance, January 1, 2018	57,621,868	$5,762	$1,168,478	$(366,130)	$808,110
Implementation of ASU2014-09				26,667	26,667
Net loss				(47,776)	(47,776)

Balance, March 31, 2018	57,621,868	$5,762	$1,168,478	$(387,239)	$787,001

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

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, but there has been no significant revenue there from. The Company’s first sales activity was in March 2017 by the sale of real estate in Desert Springs, California. There were revenue from real estate management services during the three months ended March 31, 2019. There is no assurance of any future revenues.

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

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over 5 or 7 years, the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

During the three months ended March 31, 2019 and 2018, the depreciation expense were $1,874 and $472, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued new leasing guidance ("Topic 842") that replaced the existing lease guidance ("Topic 840"). Topic 842 established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This guidance also expanded the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases.

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company's previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the three months ended March 31, 2019. The Company recognized operating lease liabilities of $178,365 upon adoption, with corresponding ROU assets on its balance sheet. See Note 7 for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. ASU 2016-13 is effective for public entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial position and results of operations.

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

As of March 31, 2019 and 2018, the Company has incurred a net loss of $68,419 and $47,776 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. The loss results in a deferred tax assets of approximately $202,102 and $23,920 at the effective tax rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance.

Note 4 - Concentration of Risk

The Company maintains cash in one account within one local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At March 31, 2019 and December 31, 2018, uninsured cash balances were $349,387 and $595,451, respectively.

Note 5 - Related Party Transactions

On February 1, 2017, the Company entered into a lease for office space (the “Office Lease”) with Glory Investment International Inc. (“Glory Investment”) whose CEO is an immediate family of the Company. Pursuant to the Office Lease, the Company subleased 200 square feet office from Glory Investment, and the monthly rent of $500 is due within first five business days of each month. The term of the Office Lease is renewable from year-to-year, and was terminated on March 31, 2018. For the three months ended and as of March 31, 2019 and 2018, rent expense was $0 and $250.

During the three months ended March 31, 2019, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $5,805. At March 31, 2019 and December 31, 2018, the Company had balance of due to Mr. Liang in the amount of $5,805 and $Nil, respectively.

Note 6 - Notes Receivable

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

For the three months ended March 31, 2019 and 2018, total interest income was $550 and $1,550, respectively.

Note 7 - Leases

The Company has operating lease for its leases office space from a third party. We determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contact provides us the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease.

Leases is classified as operating at inception of the lease. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because our leases do not provide an explicit or implicit rate of return, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.5%. Lease expense for these leases is recognized on a straight-line basis over the lease term.

Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of March 31, 2019 is 33 months. We currently have no finance leases.

During the three months ended March 31, 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $15,480.

The components of lease expense consist of the following:

	Classification	Three Months Ended March 31, 2019
Operating lease cost	G&A expense	$16,107

Net lease cost		$16,107

Balance sheet information related to leases consists of the following:

	Classification	March 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$164,579

Total leased assets		$164,579
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$55,101

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	110,105

Total lease liabilities		$165,206

Weighted average remaining lease term
Operating leases		2.75

Weighted average discount rate
Operating leases		5.5%

Cash flow information related to leases consists of the following:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,159
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,786

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of March 31, 2019 are as follows:

Ending December 31,	Operating Leases
2019	$46,440
2020	64,392
2021	66,972
2022	-
Total lease payments	177,804
Less: Interest	(12,598)
Present value of lease liabilities	$165,206

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning. Accordingly, the Company is considered to be in the development stage. In March, 2017, the Company generated its first revenues from the sale of vacant property in Desert Springs, California. There were revenue from real estate management services during the three months ended March 31, 2019.There is no assurance of future revenues.

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

Results of Operation for the three months ended March 31, 2019 and 2018

During the three months ended March 31, 2019 and 2018, the Company generated $9,000 and $9,000 of revenues. The revenue was generated from property management service. The corresponding cost of revenue was $0. During the three months ended March 31, 2019 and 2018, the Company incurred general and administrative expenses of $77,169 and $58,326, respectively. The increase was mainly due to the increase in rent expense and salary expense. For the three months ended March 31, 2019 and 2018, our net loss was $68,419 and $47,776, respectively. The increase in net loss was mainly due to the increase in general and administrative expense for the three months ended March 31, 2019, compared to the same period in last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of March 31, 2019, we had an accumulated deficit of $733,935. As of March 31, 2019, we had cash of $589,846 and a working capital of $635,469, compared to cash of $653,142 and a working capital of $761,269 at December 31, 2018. The decrease in the working capital was primarily due to purchase of fixed assets and cash used to pay off operating expense.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: May 10, 2019	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: May 10, 2019	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.