Form 10-Q
period 2019-09-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2019-11-04
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 4, 2019, was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2019

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$434,086	$653,142
Prepaid expense and other current asset	11,000	-
Note receivable	110,000	110,000
Account receivable	-	3,000

Total Current Assets	555,086	766,142

NONCURRENT ASSET
Operating lease right-of-use assets	136,460	-
Property and equipment, net	36,840	29,217
Other assets	13,953	18,238
Total Non-Current Assets	187,253	47,455
TOTAL ASSETS	$742,339	$813,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other current liability	$2,498	$4,873
Operating lease liabilities	57,890	-
Total Current Liabilities	60,388	4,873

Long term portion of operating lease liabilities	80,451	-
TOTAL LIABILITIES	140,839	4,873

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of September 30, 2019 and December 31, 2018)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding as of September 30, 2019 and December 31, 2018)	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(872,740)	(665,516)
Total Stockholders’ Equity	601,500	808,724
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$742,339	$813,597

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue	$9,000	$9,000	$27,000	$27,000
Cost of revenue	-	-	-	-
Gross Profit	9,000	9,000	27,000	27,000

Operating Expenses
Consulting Expenses	18,000	38,000	54,010	94,000
Other Selling, General and Administrative Expenses	60,191	79,700	181,064	186,685

Total Operating Expenses	78,191	117,700	235,074	280,685

Interest income	550	1,050	1,650	3,650
Income tax	-	-	800	-
Net loss	$(68,641)	$(107,650)	$(207,224)	$(250,035)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	45,621,868	45,621,868	53,871,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(207,224))	$(250,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU	1,881	-
Depreciation expense	6,459	3,865
Change in operating assets and liabilities:
Rent deposit	-	(13,953)
Prepaid expense	(11,000)	(6,064)
Account receivable	3,000	(3,000)
Other assets	-	(4,285)
Other current liability	(2,675)	4,382
Net cash used in operating activities	(209,559)	(269,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	-	100,000
Purchase of property and equipment	(9,797)	(34,823)
Net cash provided by (used in) investing activities	(9,797)	65,177

CASH FLOWS FROM FINANCING ACTIVITIES
Process from related party borrowings	300	4,722
Net cash provided by financing activities	300	4,722

Net decrease in Cash	(219,056)	(199,191)
Cash at beginning of period:	653,142	824,777
Cash at end of period:	$434,086	$625,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$800	$800
Common stock issued to settle with the accrued consulting expenses	-	$300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2019	45,621,868	$4,562	$1,469,678	$(665,516)	$808,724
Net loss				(68,419)	(68,419)

Balance, March 31, 2019	45,621,868	$4,562	$1,469,678	$(733,935)	$740,305
Net loss				(70,164)	(70,164)

Balance, June 30, 2019	45,621,868	$4,562	$1,469,678	$(804,099)	$670,141
Net loss				(68,641)	(68,641)

Balance, September 30, 2019	45,621,868	$4,562	$1,469,678	$(872,740)	$601,500

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2018	57,621,868	$5,762	$1,168,478	$(366,130)	$808,110
Implementation of ASU2014-09				26,667	26,667
Net loss				(47,776)	(47,776)

Balance, March 31, 2018	57,621,868	$5,762	$1,168,478	$(387,239)	$787,001
Net loss				(94,609)	(94,609)
Common stock issued for service	3,000,000	300	299,700		300,000
Cancellation of common stock	(15,000,000)	(1,500)	1,500		-
Balance, June 30, 2018	45,621,868	$4,562	$1,469,678	$(481,848)	$992,392
Net loss				(107,650)	(107,650)

Balance, September 30, 2018	45,621,868	$4,562	$1,469,678	$(589,498)	$884,742

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

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) ASC 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to establishing a new business and for which either of the following conditions exists: planned principal operations have not commenced; or the planned principal operations have commenced, but there has been no significant revenue there from. The Company’s first sales activity was in March 2017 by the sale of real estate in Desert Springs, California. There were revenue from real estate management services during the nine months ended September 30, 2019. There is no assurance of any future revenues.

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

During the nine months ended September 30, 2019 and 2018, the depreciation expense were $6,459 and $3,865, respectively.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the nine months ended September 30, 2019. The Company recognized operating lease liabilities of $178,365 upon adoption, with corresponding ROU assets on its balance sheet. See Note 7 for further details.

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

During the nine months ended September 30, 2019 and 2018, the Company has incurred a net loss of $207,224 and $250,035 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. The loss results in a deferred tax assets of approximately $230,000 and $110,000 at the effective tax rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance.

Note 4 - Concentration of Risk

The Company maintains cash in one account within one local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At September 30, 2019 and December 31, 2018, uninsured cash balances were $194,556 and $415,490, respectively.

Note 5 - Related Party Transactions

On February 1, 2017, the Company entered into a lease for office space (the “Office Lease”) with Glory Investment International Inc. (“Glory Investment”) whose CEO is an immediate family of the Company. Pursuant to the Office Lease, the Company subleased 200 square feet office from Glory Investment, and the monthly rent of $500 is due within first five business days of each month. The term of the Office Lease is renewable from year-to-year, and was terminated on March 31, 2018. For the nine months ended as of September 30, 2019 and 2018, rent expense was $0 and $ 250.

During the nine months ended September 30, 2019, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $17,203. At September 30, 2019 and December 31, 2018, the Company had balance of due to Mr. Liang in the amount of $300 and $Nil, respectively.

Note 6 - Notes Receivable

On March 17, 2017, the Company entered into a Land Transaction Agreement with Steven Zhi Qin, a third party individual. Pursuant to the agreement, the Company sold the undeveloped land located in Desert Hot Spring with value of $283,333, to Steven Zhi Qin in exchange for a Promissory Note in the amount of $310,000. The Promissory Note is secured by a Deed of Trust to Chicago Title Company, a California corporation and an independent institution insuring the Company’s collection right, and was due on March 17, 2018, with interest at the rate of 2% per annum, payable in monthly installment of interest only, in the amount of $517. The Promissory Note also applies to Steven Zhi Qin’s personal property located at 1715 East Cortez Street, West Covina, CA 91791 as additional collateral, of which a lien will be recorded against said property. On March 6, 2018, the Company reached an agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved the amendment of the Promissory Note to extend maturity date to March 17, 2019. On March 12, 2019, the Company reached another agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to June 30, 2019. On June 26, 2019, the Company reached the third amendment with Steven Zhi Qi, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to September 30, 2019, and the remaining $110,000 will be due on September 30, 2019. On September 30, 2019, the Company reached the fourth amendment with Steven Zhi Qi, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to December 31, 2019, and the remaining $110,000 will be due on December 31, 2019.

For the nine months ended September 30, 2019 and 2018, total interest income was $1,650 and $3,650, respectively.

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

Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of September 30, 2019 is 27 months. We currently have no finance leases.

During the nine months ended September 30, 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $46,440.

The components of lease expense consist of the following:

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	G&A expense	$16,107	$48,321

Net lease cost		$16,107	$48,321

Balance sheet information related to leases consists of the following:

	Classification	September 30, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$136,460

Total leased assets		$136,460
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$57,890

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	80,451

Total lease liabilities		$138,341

Weighted average remaining lease term
Operating leases		2.25

Weighted average discount rate
Operating leases		5.5%

Cash flow information related to leases consists of the following:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	41,904

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of September 30, 2019 are as follows:

Ending December 31,	Operating Leases
2019	$15,480
2020	64,392
2021	66,972
2022	-
Total lease payments	146,844
Less: Interest	(8,503)
Present value of lease liabilities	$138,341

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

Development Stage and Capital Resources

Since its inception, the Company has devoted substantially all of its efforts to business planning. Accordingly, the Company is considered to be in the development stage. In March, 2017, the Company generated its first revenues from the sale of vacant property in Desert Springs, California. There were revenue from real estate management services during the nine months ended September 30, 2019.There is no assurance of future revenues.

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

Results of Operation for the three months ended September 30, 2019 and 2018

During the three months ended September 30, 2019 and 2018, the Company generated $9,000 and $9,000 of revenues. The revenue was generated from property management service. The corresponding cost of revenue was $0. During the three months ended September 30, 2019 and 2018, the Company incurred general and administrative expenses of $78,191 and $117,700, respectively. The decrease was mainly due to the decrease in consulting expense. For the three months ended September 30, 2019 and 2018, our net loss was $68,641 and $107,650 respectively. The decrease in net loss was mainly due to the decrease in general and administrative expense for the three months ended September 30, 2019, compared to the same period in last year.

Results of Operation for the nine months ended September 30, 2019 and 2018

During the nine months ended September 30, 2019 and 2018, the Company generated $27,000 and $27,000 of revenues. The revenue was generated from property management service. The corresponding cost of revenue was $0. During the nine months ended September 30, 2019 and 2018, the Company incurred general and administrative expenses of $235,074 and $280,685, respectively. The decrease in general and administrative expenses was mainly due to the decrease in consulting expenses from $94,000 for the period ended September 30, 2018 to $54,010 for the same period in this year. For the nine months ended September 30, 2019 and 2018, our net loss was $207,224 and $250,035, respectively. The decrease in net loss was mainly due to the decrease in general and administrative expenses for the nine months ended September 30, 2019, compared to the same period in last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of September 30, 2019, we had an accumulated deficit of $872,740 As of September 30, 2019, we had cash of $434,086 and a working capital of $494,698, compared to cash of $653,142 and a working capital of $761,269 at December 31, 2018. The decrease in the working capital was primarily due to purchase of fixed assets and cash used to pay off operating expense.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: November 4, 2019	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: November 4, 2019	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.