Form 10-K
period 2019-12-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2020-03-26
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(626)-986-4566

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 par value	FGNV	OTC Markets Group

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 28, 2019 the last business day of the Company’s most recently completed second fiscal quarter was $8,429,025 based on the closing price of $1.00 per share, as reported on the over-the-counter bulletin board.

As of March 25, 2020, there were 45,621,868 shares of Common Stock, $0.0001 par value, outstanding.

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

ii

PART I

Item 1. Description of Business.

Background

Forge Innovation Development Corp., or the “Company”, was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go enterprises, LLC (the “Company Predecessor”). On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp. Our principle executive office is located at 17800 Castleton Street, Suite 583, City of Industry, CA 91748. Tel :  626-986-4566. The Company’s main business is focus on real estate development, land purchasing and selling and property management.

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

On August 1, 2017, the Company entered into a property management agreement with Bloomage Beverly Hills Investment Inc. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. in exchange for the compensation of $3,000 per month. During the year ended December 31, 2019, the Company recognized service revenue in the amount of $36,000.

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

Employees

Currently the Company has two employees other than its President/CEO/Secretary who devotes approximately 100% of his time to the business of the Company.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company owns no real estate. We currently maintain our corporate office at 17800 Castleton St., Suite 583, City of Industry, CA 91748 which we lease for four years, commencing on January 15, 2018, with monthly payment of $5,394.42 for the year of 2019. We believe that this current office space is adequate for our current operations and future plan.

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

On March 26, 2020, the closing price of our common stock reported on the OTCQB Markets was $2.00 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

Fiscal 2018	Low	High
September 25, through September 30, 2018	$1.01	$0.25
October 1 through December 31, 2018	$1.01	$0.21

Fiscal 2019	Low	High
First Quarter	$1.00	$0.21
Second Quarter	$1.00	$1.00
Third Quarter	$2.00	$1.00
Fourth Quarter	$2.00	$2.00

Fiscal 2020	Low	High
First Quarter through March 26, 2020	$2.00	$2.00

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

Shares Available for Future Sale

All of the outstanding shares of common stock that are held by our present officers, directors, and affiliate stockholders, which amounts to approximately 81.5% of our issued and outstanding common stock, are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Recent Sales of Unregistered Securities

None

Repurchase of Equity Securities

None

Additional Information

We are a reporting issuer, subject to the Securities Exchange Act of 1934. Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov .

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

Results of Operation for the year ended December 31, 2019 and 2018

During the years ended December 31, 2019 and 2018, the Company generated revenue in the amount of $36,000 and $36,000, respectively. During the years ended December 31, 2019 and 2018, the Company incurred operating expenses of $320,788 and $365,523, respectively. The operating expenses for the years ended December 31, 2019 and 2018 mainly included consulting expenses in the amount of $72,010 and $122,099, respectively, and other professional and legal fees mainly relating to complying with the Company’s SEC reporting obligations and consulting fees and rent expense of $248,778 and $243,424, respectively. For the years ended December 31, 2019 and 2018, our net loss was $283,388 and $326,053, respectively. The decrease in net loss was mainly due to the decrease in operating expense for the years ended December 31, 2019, compared to 2018.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of December 31, 2019, we had an accumulated deficit of $948,904. As of December 31, 2019, we had cash of $366,270 and a working capital of $420,183, compared to cash of $653,142 and a working capital of $761,269 at December 31, 2018. The decrease in the working capital was primarily due to cash paid off operating expenses. We have sustained recurring losses; however, we believe we have sufficient working capital to cover our operation at least one year from the date of issuance of financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

The critical accounting policies are discussed in further detail in the notes to the audited financial statements appearing elsewhere in this report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

FORGE INNOVATION DEVELOPMENT CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Forge Innovation Development Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Forge Innovation Development Corp. as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

/s/ Simon & Edward, LLP

Los Angeles, California

March 26, 2020

We have served as the Company’s auditor since 2016.

FORGE INNOVATION DEVELOPMENT CORP.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	366,270	653,142
Note receivable	110,000	110,000
Prepaid expense and other current assets	8,000	-
Account receivable	-	3,000
Total Current Assets	484,270	766,142

NONCURRENT ASSET
Operating lease right-of-use assets	122,122	-
Other assets	-	18,238
Rent deposit	13,953	-
Property and equipment, net	34,395	29,217
Total Noncurrent Asset	170,470	47,455
TOTAL ASSETS	$654,740	$813,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Operating lease liabilities	59,313	-
Other current liabilities	4,774	4,873
Total Current Liabilities	64,087	4,873

COMMITMENTS AND CONTINGENCIES
Long term portion of operating lease liabilities	65,317	-
Total liabilities	129,404
STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of December 31, 2019 and 2018)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding as of December 31, 2019 and 2018)	4,562	4,562
Additional Paid in Capital	1,469,678	1,469,678
Accumulated Deficit	(948,904)	(665,516)
Total Stockholders’ Equity	525,336	808,724
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$654,740	$813,597

The accompanying notes are an integral part of these financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2019	For the year ended December 31, 2018

Revenues:
Revenue	$36,000	$36,000
Revenue - related party	-	-

Total Revenues	36,000	36,000

Cost of Revenues:
Cost of revenue	-	-

Total Cost of Revenues	-	-

Gross Profit	36,000	36,000

Operating Expenses
Consulting Expenses	72,010	122,099
Other Selling, General and Administrative Expenses	248,778	243,424

Total Operating Expenses	320,788	365,523

Other income

Interest income	2,200	4,270

Total Other Income	2,200	4,270

Net loss before tax	$(282,588)	$(325,253)

Income tax	800	800

Net loss	(283,388)	(326,053)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	51,786,703

The accompanying notes are an integral part of these financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2017	56,471,378	$5,762	$1,168,478	$(366,130)	$808,110

Implementation of ASU2014-09 (Note 2)				26,667	26,667

Common stock issued for service	3,000,000	300	299,700		300,000

Cancellation of common stock	(15,000,000)	(1,500)	1,500		-

Net loss	-	-	-	(326,053)	(326,053)

Balances, December 31, 2018	45,621,868	$4,562	$1,469,678	$(665,516)	$808,724

Net loss				(283,388)	(283,388)

Balances, December 31, 2019	45,621,868	$4,562	$1,469,678	$(948,904)	$525,336

The accompanying notes are an integral part of these financial statements

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2019		For the year ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(283,388)	$(326,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		8,904	5,607
Deferred rent		2,508	-
Change in operating assets and liabilities:
Rent deposit		-	(13,953)
Prepaid expense and other current assets		(8,000)
Account receivable		3,000	(3,000)
Other assets		-	(4,285)
Accrued liability		-	4,873
Other liability		(99)	-
Net cash used in operating activities		(277,075)	(336,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable		-	200,000
Purchase of property and equipment		(9,797)	(34,824)
Net cash provided by (used in) investing activities		(9,797)	165,176

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities		-	-

Net decrease in Cash		(286,872)	(171,635)
Cash at beginning of period:		653,142	824,777
Cash at end of period:		$366,270	$653,142

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid		$-	$-
Income taxes paid		$800	$800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:
Common stock issued to settle with the accrued consulting expenses	$		300,000

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash at December 31, 2019 and 2018 were $366,270 and $653,142, representing cash deposited in bank and petty cash.

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

The Company does not have any potentially dilutive instruments as of December 31, 2019 and 2018 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent and prepaid expense and other current assets.

Operating Leases

Prior to the adoption of ASC 842 on January 1, 2019:

Leases, mainly leases of offices, where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Payments made under operating leases are recognized as an expense on a straight-line basis over the lease term.

Upon and hereafter the adoption of ASC 842 on January 1, 2019:

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s balance sheets. Please refer to Note 2-Recently adopted accounting pronouncements for the disclosures regarding the Company’s method of adoption of ASC 842 and the impacts of adoption on its consolidated balance sheets, results of operations and cash flows. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

The company had no stock-based compensation plans as of December 31, 2019 and 2018.

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

During the years ended December 31, 2019 and 2018, the depreciation expense were $8,904 and $5,607, respectively.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2019 and 2018.

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

The Company adopted Topic 842 on its effective date of January 1, 2019 using a modified retrospective transition approach; as such, Topic 842 will not be applied to periods prior to adoption and the adoption had no impact on the Company’s previously reported results. The Company elected the package of practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its accounting for initial direct costs for existing leases. The impact of adopting Topic 842 was not material to the Company’s result of operations or cash flows for the year ended December 31, 2019. The Company recognized operating lease liabilities of $178,365 upon adoption, with corresponding ROU assets on its balance sheet. See Note 8 for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (FASB ASC Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments.

In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

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

As of December 31, 2019 and 2018, the Company has incurred a net loss of approximately $890,000and $600,000 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. The deferred tax asset has been off-set by an equal valuation allowance.

	December 31, 2019	December 31, 2018
Deferred tax asset:
Net operating loss at statutory rates	$265,433	189,699
Depreciation expense	(12,711)	(7,943)

Total deferred tax asset	252,722	181,756

Valuation allowance	(252,722)	(181,756)
Net deferred tax asset	$-	-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2019	December 31, 2018
Federal income tax rate	21.0%	21.0%
Increase in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

The Company has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2015.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions.  In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

Note 4 - Concentration of Risk

The Company maintains cash in one account within one local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At December 31, 2019 and 2018, uninsured cash balances in any domestic U.S. financial institution were $116,174 and $415,490, respectively.

For the years ended December 31, 2019 and 2018, the Company’s revenue generated from one customer in the amount of $36,000 and $36,000, respectively.

Note 5 - Related Party Transactions

On February 1, 2017, the Company entered into a lease for office space (the “Office Lease”) with Glory Investment International Inc. (“Glory Investment”) whose CEO is an immediate family of the Company. Pursuant to the Office Lease, the Company subleased 200 square feet office from Glory Investment, and the monthly rent of $500 is due within first five business days of each month. The term of the Office Lease is renewable from year-to-year, and was terminated on March 31, 2018. For the years ended as of December 31, 2019 and 2018, rent expense was $nil and $250.

During the year ended December 31, 2019, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $19,020. At December 31, 2019 and 2018, the Company had balance of due to Mr. Liang in the amount of $Nil.

Note 6 - Shareholder Equity

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

Note 7 - Notes Receivable

On March 17, 2017, the Company entered into a Land Transaction Agreement with Steven Zhi Qin, a third party individual. Pursuant to the agreement, the Company sold the undeveloped land located in Desert Hot Spring with value of $283,333, to Steven Zhi Qin in exchange for a Promissory Note in the amount of $310,000. The Promissory Note is secured by a Deed of Trust to Chicago Title Company, a California corporation and an independent institution insuring the Company’s collection right, and was due on March 17, 2018, with interest at the rate of 2% per annum, payable in monthly installment of interest only, in the amount of $517. The Promissory Note also applies to Steven Zhi Qin’s personal property located at 1715 East Cortez Street, West Covina, CA 91791 as additional collateral, of which a lien will be recorded against said property. On March 6, 2018, the Company reached an agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved the amendment of the Promissory Note to extend maturity date to March 17, 2019. On March 12, 2019, the Company reached another agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to June 30, 2019. On June 26, 2019, the Company reached the third amendment with Steven Zhi Qi, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to September 30, 2019, and the remaining $110,000 will be due on September 30, 2019. On September 30, 2019, the Company reached the fourth amendment with Steven Zhi Qi, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to December 31, 2019, and the remaining $110,000 was due on December 31, 2019. On March 12, 2020, the Company received the note in the amount of $110,000.

For the years ended 2019 and 2018, total interest income was $2,200 and $4,270, respectively.

Note 8 - Lease

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

Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of December 31, 2019 is 24 months. We currently have no finance leases.

During the year ended December 31, 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease was $61,920.

The components of lease expense consist of the following:

	Classification	For the year ended December 31, 2019
Operating lease cost	G&A expense	$64,428

Net lease cost		$64,428

Balance sheet information related to leases consists of the following:

	Classification	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$122,122

Total leased assets		$122,122
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$59,313

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	65,317

Total lease liabilities		$124,630

Weighted average remaining lease term
Operating leases		2.0

Weighted average discount rate
Operating leases		5.5%

Cash flow information related to leases consists of the following:

For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$53,735
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	56,243

As previously discussed, the Company adopted Topic 842 by applying the guidance at adoption date, January 1, 2019. As required, the following disclosure is provided for periods prior to adoption, which continue to be presented in accordance with ASC 840. Future minimum lease payment under non-cancellable lease as of December 31, 2019 are as follows:

Ending December 31,	Operating Leases
2020	64,392
2021	66,972
2022	-
2023	-
Total lease payments	131,364
Less: Interest	(6,734)
Present value of lease liabilities	$124,630

 Note 9 - Subsequent event

On March 12, 2020, the Company received the notes receivable in the amount of $110,000.

The Company has evaluated all subsequent events through the date the financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2019 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of evidences for proper approval and review of disbursements. Management does not believe that any of these significant deficiencies materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING .

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management identified a lack of segregation of duties.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2019. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Patrick Liang	36	President, CEO, CFO and Director	2016
Xiaowei Guo	61	Director	2016

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

Item 11. Executive Compensation

Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2019, 2018 and 2017. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Patrick Liang	2019	60,000	-	-	-	-	-	-	60,000
President, Chief	2018	40,000	-	-	-	-	-	-	40,000
Executive Officer	2017	-	-	-	-	-	-	-	-

Xiaowei Guo	2019	-	-	-	-	-	-	-	-
Director	2018	-	-	-	-	-	-	-	-
	2017	-	-	-	-	-	-	-	-

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of December 31, 2019.

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

Name and Address of Beneficial Owner (3)	Position	Amount of Shares Beneficial Owned		Percent of class (1)
Patrick Liang	President, CEO, CFO and Director	37,184,843	(2)	81.51%
Xiaowei Guo	Director	8,000	(4)	*
Speedlight Consulting Services Inc.		3,000,000		6.58%
Officers and Directors as a Group (2)		37,192,843		81.51%

*	Less than 1%
(1)	Based upon 45,621,868 shares outstanding as of December 31, 2019.
(2)	Includes 10,000 shares owned by Fangyuan Wang, Mr. Liang’s wife.
(3)	The addresses of the officers and directors of the Company is 17800 Castleton Street, Suite 583, City of industry, CA 91748.
(4)	Includes 2,000 shares owned by Ms. Guo’s husband and 2,000 shares owned by her daughter.

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

Item 14. Principal Accountant Fees and Services.

During 2019 and 2018, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the financial statements of the Company for the period ended December 31, 2019, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2019.

	Year ended December 31,
	2019	2018
Audit Fees	$9,500	$10,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$700	$700

All Other Fees	$-0-	$-0-

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2020.

FORGE INNOVATION DEVELOPMENT CORP.

By:	/s/ Patrick Liang
Patrick Liang, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Patrick Liang	Dated: March 26, 2020
Patrick Liang
President (Principal Executive Officer), CFO, Sec. and Director

/s/ Xiaowei Guo	Dated: March 26, 2020
Xiaowei Guo
Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

10.1*	Consulting Agreement dated Nov. 5, 2016, between the Company and Speedlight Consulting Services Inc.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith