Form 10-Q
period 2020-03-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2020-05-13
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 13, 2020, was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2020

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$396,866	$366,270
Note receivable	-	110,000
Prepaid expense and other current assets	11,000	8,000

Total Current Assets	407,866	484,270

NONCURRENT ASSET
Operating lease right-of-use assets	107,589	122,122
Property and equipment, net	31,950	34,395
Rent deposit	13,953	13,953
Total Non-Current Assets	153,492	170,470
TOTAL ASSETS	$561,358	$654,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other current liability	$2,040	$4,774
Operating lease liabilities	60,783	59,313
Total Current Liabilities	62,823	64,087

Long term portion of operating lease liabilities	49,322	65,317
TOTAL LIABILITIES	112,145	129,404

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of March 31, 2020 and December 31, 2019)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding as of March 31, 2020 and December 31, 2019)	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(1,025,027)	(948,904)
Total Stockholders’ Equity	449,213	525,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,358	$654,740

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2020	2019

Revenue	$9,000	$9,000
Cost of revenue	-	-
Gross Profit	9,000	9,000

Operating Expenses
Consulting Expenses	18,000	18,010
Other Selling, General and Administrative Expenses	67,123	59,159

Total Operating Expenses	85,123	77,169

Other income	-	550

Loss before income taxes	(76,123)	(67,619)

Income taxes	-	800

Net loss	$(76,123)	$(68,419)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	45,621,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,123)	$(68,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of ROU	8	627
Depreciation expense	2,445	1,874
Change in operating assets and liabilities:
Prepaid expense	(3,000)	-
Account receivable	-	3,000
Other current liability	(2,734)	4,403
Net cash provided by (used in) operating activities	(79,404)	(58,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	110,000	-
Purchase of property and equipment	-	(4,781)
Net cash provided by (used in) investing activities	110,000	(4,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Net Increase (decrease) in Cash	30,596	(63,296)
Cash at beginning of period:	366,270	653,142
Cash at end of period:	$396,866	$589,846

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$-	$800

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2019	45,621,868	$4,562	$1,469,678	$(665,516)	$808,724
Net loss				(68,419)	(68,419)

Balance, March 31, 2019	45,621,868	$4,562	$1,469,678	$(733,935)	$740,305

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2020	45,621,868	$4,562	$1,469,678	$(948,904)	$808,110
Net loss				(76,123)	(76,123)

Balance, March 31, 2020	45,621,868	$4,562	$1,469,678	$(1,025,027)	$449,213

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

Liquidity

As of March 31, 2020, the Company’s principal sources of liquidity consisted of approximately $400,000 of cash, and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

For the three months ended March 31, 2020 and 2019, the Company has incurred a net loss of $76,123 and $68,419 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. At March 31, 2020 and December 31, 2019, the loss results in a deferred tax assets of approximately $275,437 and $252,722 at the tax rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance.

Note 4 - Concentration of Risk

The Company maintains cash in one account within one local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At March 31, 2020 and December 31, 2019, uninsured cash balances were $157,795 and $116,174, respectively.

For the three months ended March 31, 2020 and 2019, the Company’s revenue generated from one customer in the amount of $9,000 and $9,000, respectively. At March 31, 2020 and December 31, 2019, the Company had $3,000 and $Nil accounts receivable from the customer, respectively.

Note 5 - Related Party Transactions

During the three months ended March 31, 2020 and 2019, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $Nil and $5,805, respectively. At March 31, 2020 and December 31, 2019, the Company had balance of due to Mr. Liang in the amount of $Nil.

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

For the three months ended March 31, 2020 and 2019, total interest income was $0and $550, respectively.

Note 7 - Leases

The Company has operating lease for its lease’s office space from a third party. We determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contact provides us the right to substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease.

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

Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of March 31, 2020 is 21 months. We currently have no finance leases.

During the three months ended March 31, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease were $16,098 and 15,480, respectively.

The components of lease expense consist of the following:

		Three Months Ended March 31,
	Classification	2020	2019
Operating lease cost	G&A expense	$16,107	$16,107

Net lease cost		$16,107	$16,107

Balance sheet information related to leases consists of the following:

	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$107,589	$122,122

Total leased assets		$107,589	$122,112
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$60,783	$59,313

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	49,322	65,317

Total lease liabilities		$110,105	$124,630

Weighted average remaining lease term
Operating leases		1.8	2.0

Weighted average discount rate
Operating leases		5.5%	5.5%

Cash flow information related to leases consists of the following:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,526	$13,159
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	14,534	13,786

Future minimum lease payment under non-cancellable lease as of March 31, 2020 are as follows:

Ending December 31,	Operating Leases
2020	$48,294
2021	66,972
2022	-
2023	-
Total lease payments	115,266
Less: Interest	(5,161)
Present value of lease liabilities	$110,105

Note 8 - Subsequent Event

On April 15, 2020, the Company got a Promissory Note (the “Note”) in the amount of $19,400 approved from the Paycheck Protection Program (the “PPP Loan”) through East West Bank (the “Lender”). The PPP is a loan program of U.S. Small Business Administration (the “SBA”) designated to provide a direct incentive for small business to keep their workers on the payroll due to the Covid-19 crisis. The interest rate on this Note is a fixed rate of 1.00% per annum. The Company will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on that date that is two years after the date of this Note (“Maturity Date”). In addition, the Company will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on that date that is seven months after the date of this Note, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the initial six months of the loan period will be deferred to and payable on the Maturity Date. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal.

According to SBA’s PPP description, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (due to likely high subscription, at least 75% of the forgiven amount must have been used for payroll). Loan payments will also be deferred for six months. No collateral or personal guarantees are required. Neither the government nor lenders will charge small businesses any fees. Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease.

The Company received the amount of $19,400 from East West Bank on April 16, 2020.

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

Results of Operation for the three months ended March 31, 2020 and 2019

During the three months ended March 31, 2020 and 2019, the Company generated $9,000 and $9,000 of revenues. The revenue was generated from property management service. The corresponding cost of revenue was $0. During the three months ended March 31, 2020 and 2019, the Company incurred general and administrative expenses of $85,123 and $77,169, respectively. The increase was mainly due to the increase in payroll expense that we recruited one employee on January 2020. For the three months ended March 31, 2020 and 2019, our net loss was $76,123 and $68,419, respectively. The increase in net loss was mainly due to the increase in general and administrative expense for the three months ended March 31, 2020, compared to the same period in last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of March 31, 2020, we had an accumulated deficit of $1,025,027. As of March 31, 2020, we had cash of $396,866 and a working capital of $345,043, compared to cash of $366,270 and a working capital of $420,183 at December 31, 2019. The decrease in the working capital was primarily due to cash used to pay off operating expense.

As of March 31, 2020, the Company’s principal sources of liquidity consisted of approximately $400,000 of cash, and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: May 13, 2020	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: May 13, 2020	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.