Form 10-Q
period 2020-06-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2020-08-10
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-218248

FORGE INNOVATION DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	81-4635390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17800 Castleton Street, Suite 583

City of Industry, CA 91748

(Address of principal executive offices)

(626) 986-4566

(Registrant’s telephone number, including area code)

N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 7. 2020 was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2020

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$360,161	$366,270
Note receivable	-	110,000
Prepaid expense and other current assets	8,000	8,000

Total Current Assets	368,161	484,270

NONCURRENT ASSET
Operating lease right-of-use assets	92,855	122,122
Property and equipment, net	29,504	34,395
Rent deposit	13,953	13,953
Total Non-Current Assets	136,312	170,470
TOTAL ASSETS	$504,473	$654,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other current liability	$17,731	$4,774
PPP loan	19,400
Operating lease liabilities	62,274	59,313
Total Current Liabilities	99,405	64,087

Long term portion of operating lease liabilities	33,106	65,317
TOTAL LIABILITIES	132,511	129,404

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of June 30, 2020 and December 31, 2019)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding as of June 30, 2020 and December 31, 2019)	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(1,102,278)	(948,904)
Total Stockholders’ Equity	371,962	525,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$504,473	$654,740

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenue	$9,000	$9,000	$18,000	$18,000
Cost of revenue		-		-
Gross Profit	9,000	9,000	18,000	18,000

Operating Expenses
Consulting Expenses	18,000	18,000	36,000	36,010
Other Selling, General and Administrative Expenses	68,251	61,714	135,374	120,873

Total Operating Expenses	86,251	79,714	171,374	156,883

Interest income	-	550	-	1,100
Income tax	-	-	-	800
Net loss	$(77,251)	$(70,164)	$(153,374)	$(138,583)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	45,621,868	45,621,868	45,621,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(153,374)	$(138,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU	17	1,254
Depreciation expense	4,891	4,014
Change in operating assets and liabilities:
Account receivable	-	3,000
Other current liability	12,957	(1,684)
Net cash used in operating activities	(135,509)	(131,999)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	110,000	-
Purchase of property and equipment	-	(4,781)
Net cash provided by (used in) investing activities	110,000	(4,781)

CASH FLOWS FROM FINANCING ACTIVITIES
PPP loan	19,400	-
Net cash provided by financing activities	19,400	-

Net decrease in Cash	(6,109)	(136,780)
Cash at beginning of period:	366,270	653,142
Cash at end of period:	$360,161	$516,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$-	$800

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2020	45,621,868	$4,562	$1,469,678	$(948,904)	$525,336
Net loss				(76,123)	(76,123)

Balance, March 31, 2020	45,621,868	$4,562	$1,469,678	$(1,025,027)	$449,213
Net loss				(77,251)	(77,251)
Balance, June 30, 2020	45,621,868	$4,562	$1,469,678	$(1,102,278)	371,962

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2019	45,621,868	$4,562	$1,469,678	$(665,516)	$808,724
Net loss				(68,419)	(68,419)

Balance, March 31, 2019	45,621,868	$4,562	$1,469,678	$(733,935)	$740,305
Net loss				(70,164)	(70,164)
Balance, June 30, 2019	45,621,868	$4,562	$1,469,678	$(804,099)	$670,141

The accompanying notes are an integral part of these unaudited condensed financial statements.

Forge Innovation Development Corp.

Notes to the unaudited financial statements

Note 1 - Organization and Description of Business

Forge Innovation Development Corp., or the “Company”, was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go Enterprises, LLC (the “Company Predecessor”). On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp. Our current principle executive office is located at 17800 Castleton Street, Suite 583, City of Industry, CA 91748. Tel: 626-986-4566. The Company’s main business will be focus on real estate development, land purchasing and selling and property management. The Company’s common stock is currently traded on OTCQB under the symbol “FGNV”.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (FASB ASC Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts, rather than the “incurred loss” model. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments.

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

The management does not believe that other than disclosed above, the recently issued but not yet adopted accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

Liquidity

As of June 30, 2020, the Company’s principal sources of liquidity consisted of approximately $360,000 of cash, and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

For the six months ended June 30, 2020 and 2019, the Company has incurred a net loss of $153,374 and $138,583, respectively, which resulted in a net operating loss for income tax purposes. At June 30, 2020 and December 31, 2019, the loss results in a deferred tax assets of approximately $295,000 and $252,722, respectively at the tax rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance.

Note 4 - Concentration of Risk

The Company maintains cash in one account within one local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At June 30, 2020 and December 31, 2019, uninsured cash balances were $120,539 and $116,174, respectively.

For the six months ended June 30, 2020 and 2019, the Company’s revenue generated from one customer in the amount of $18,000 and $18,000, respectively. At June 30, 2020 and December 31, 2019, the Company had $Nil and $Nil accounts receivable from the customer, respectively.

Note 5 - Related Party Transactions

During the six months ended June 30, 2020 and 2019, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $1,535 and $8,028, respectively. At June 30, 2020 and December 31, 2019, the Company had balance of due to Mr. Liang in the amount of $Nil.

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

For the six months ended June 30, 2020 and 2019, total interest income was $Nil and $1,100, respectively.

Note 7 - Leases

The Company has operating lease for its lease’s office space from a third party. We determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contract provides us the right to obtain substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease.

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

Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of June 30, 2020 is 18 months. We currently have no finance leases.

During the six months ended June 30, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease were $32,196 and 30,960, respectively.

The components of lease expense consist of the following:

Six Months Ended June 30,
2020	2019
$32,214	$32,214

$32,214	$32,214

		Three Months Ended June 30,
	Classification	2020	2019
Operating lease cost	G&A expense	$16,107	$16,107

Net lease cost		$16,107	$16,107

Balance sheet information related to leases consists of the following:

	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$92,855	$122,122

Total leased assets		$92,855	$122,112
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$62,274	$59,313

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	33,106	65,317

Total lease liabilities		$95,380	$124,630

Weighted average remaining lease term
Operating leases		1.5	2.0

Weighted average discount rate
Operating leases		5.5%	5.5%

Cash flow information related to leases consists of the following:

	Six Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,250	$26,499
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	29,267	27,752

Future minimum lease payment under non-cancellable lease as of June 30, 2020 are as follows:

Ending December 31,	Operating Leases
2020	$32,196
2021	66,972
2022	-
Total lease payments	99,168
Less: Interest	(3,788)
Present value of lease liabilities	$95,380

Note 8 – PPP Loan

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

The Company received the amount of $19,400 from East West Bank on April 16, 2020.

Note 9 - Subsequent Event

On July 14, 2020, the Company entered into a loan agreement with SBA, pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and at the interest rate of 3.75%, payable monthly including principal and interest in the amount $69. Pursuant to the loan agreement, the proceeds of the principal amount will be solely as working capital. The Company received the amount of $14,000 on July 20, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company is a development stage company and was incorporated in the State of Nevada in January 2016. The Company’s primary objective is commercial and residential land development, including the purchase and sale of real estate, targeting properties primarily in Southern California. We also intend to manage properties we own and properties owned by unaffiliated third parties. Our activities will include securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for purchase of the properties, improving the properties’ infrastructure and amenities and selling the properties to homeowner and commercial owners for restaurants, offices and small businesses. Our first property acquisition was 29 acres in the city of Desert Hot Springs in Southern California. Due to problems with permits and adjacent landowners, rather than getting involved in protracted negotiations, the Company sold the property to an independent third party for a profit.

Results of Operation for the three months ended June 30, 2020 and 2019

During the three months ended June 30, 2020 and 2019, the Company generated $9,000 and $9,000 of revenues, respectively; the revenue was generated from property management service. The corresponding cost of revenue was $0. During the three months ended June 30, 2020 and 2019, the Company incurred general and administrative expenses of $86,251 and $79,714, respectively. The increase was mainly due to the increase in salary expense. For the three months ended June 30, 2020 and 2019, our net loss was $77,251 and $70,164, respectively. The increase in net loss was mainly due to the increase in general and administrative expense for the three months ended June 30, 2020, compared to the same period in last year.

Results of Operation for the six months ended June 30, 2020 and 2019

During the six months ended June 30, 2020 and 2019, the Company generated $18,000 and $18,000 of revenues, respectively; the revenue was generated from property management service. The corresponding cost of revenue was $0. During the six months ended June 30, 2020 and 2019, the Company incurred general and administrative expenses of $171,374 and $156,883, respectively. The increase in general and administrative expenses was mainly due to the increase in salary expense. For the six months ended June 30, 2020 and 2019, our net loss was $153,374 and $138,583, respectively. The increase in net loss was mainly due to the increase in general and administrative expenses for the six months ended June 30, 2020, compared to the same period in last year.

 Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of June 30, 2020, we had an accumulated deficit of $1,102,278. As of June 30, 2020, we had cash of $360,161 and a working capital of $268,756, compared to cash of $366,270 and a working capital of $420,183 at December 31, 2019. The decrease in the working capital was primarily due to cash used to pay off operating expense.

As of June 30, 2020, the Company’s principal sources of liquidity consisted of approximately $360,000 of cash, and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: August 10, 2020	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: August 10, 2020	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*   Filed herewith.

