Form 10-Q
period 2020-09-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2020-11-12
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-218248

FORGE INNOVATION DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	81-4635390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6280 Mission Blvd Unit 205

Jurupa Valley, CA 92509

(Address of principal executive offices)

(626) 986-4566

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FGNV	OTC Markets Group

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 11. 2020 was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2020

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$287,337	$366,270
Note receivable	-	110,000
Account receivable	3,000	-
Prepaid expense and other current assets	13,100	8,000

Total Current Assets	303,437	484,270

NONCURRENT ASSETS
Operating lease right-of-use assets	77,917	122,122
Property and equipment, net	27,059	34,395
Rent deposit	13,953	13,953
Total Non-Current Assets	118,929	170,470
TOTAL ASSETS	$422,366	$654,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other current liability	$23,285	$4,774
SBA loan	46	-
PPP loan	19,400	-
Operating lease liabilities	63,785	59,313
Total Current Liabilities	106,516	64,087

Long term portion of operating lease liabilities	16,667	65,317
Long term portion of SBA Loan	13,954	-
TOTAL LIABILITIES	137,137	129,404

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of September 30, 2020 and December 31, 2019)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding as of September 30, 2020 and December 31, 2019)	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(1,189,011)	(948,904)
Total Stockholders’ Equity	285,229	525,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$422,366	$654,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenue	$9,000	$9,000	$27,000	$27,000
Cost of revenue	-	-	-	-
Gross Profit	9,000	9,000	27,000	27,000

Operating Expenses
Consulting Expenses	18,000	18,000	54,000	54,010
Other Selling, General and Administrative Expenses	76,933	60,191	212,307	181,064

Total Operating Expenses	94,933	78,191	266,307	235,074

Interest income	-	550	-	1,650
Income tax	800	-	800	800
Net loss	$(86,733)	$(68,641)	$(240,107)	$(207,224)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	45,621,868	45,621,868	45,621,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(240,107)	$(207,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU	27	1,881
Depreciation expense	7,336	6,459
Change in operating assets and liabilities:
Account receivable	(3,000)	3,000
Prepaid expense and other current assets	(5,100)	(11,000)
Other current liability	18,511	(2,675)
Net cash used in operating activities	(222,333)	(209,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	110,000	-
Purchase of property and equipment	-	(9,797)
Net cash provided by (used in) investing activities	110,000	(9,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	19,400	-
Proceeds from SBA loan	14,000	-
Process from related party borrowings	-	300
Net cash provided by financing activities	33,400	300

Net decrease in Cash	(78,933)	(219,056)
Cash at beginning of period:	366,270	653,142
Cash at end of period:	$287,337	$434,086

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$800	$800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2020	45,621,868	$4,562	$1,469,678	$(948,904)	$525,336
Net loss				(76,123)	(76,123)

Balance, March 31, 2020	45,621,868	$4,562	$1,469,678	$(1,025,027)	$449,213
Net loss				(77,251)	(77,251)
Balance, June 30, 2020	45,621,868	$4,562	$1,469,678	$(1,102,278)	371,962
Net loss				(86,733)	(86,733)
Balance, September 30, 2020	45,621,868	$4,562	$1,469,678	$(1,189,011)	$285,229

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2019	45,621,868	$4,562	$1,469,678	$(665,516)	$808,724
Net loss				(68,419)	(68,419)

Balance, March 31, 2019	45,621,868	$4,562	$1,469,678	$(733,935)	$740,305
Net loss				(70,164)	(70,164)
Balance, June 30, 2019	45,621,868	$4,562	$1,469,678	$(804,099)	$670,141
Net loss				(68,641)	(68,641)
Balance, September 30, 2019	45,621,868	$4,562	$1,469,678	(872,740)	$601,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Forge Innovation Development Corp. and Subsidiary

Notes to the unaudited condensed consolidated financial statements

Note 1 - Organization and Description of Business

Forge Innovation Development Corp. (individually “Forge” and collectively with its subsidiary, the “Company”), was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go Enterprises, LLC (the “Company Predecessor”). On November 3, 2016, Forge filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company Predecessor’s name to Forge Innovation Development Corp. Our current principle executive office is located at 6280 Mission Blvd Unit 205, Jurupa Valley, CA 92509. Tel: 626-986-4566. The Company’s main business focuses on real estate development, land purchasing and selling and property management. The Company’s common stock is currently traded on OTCQB under the symbol “FGNV”.

On August 17, 2020, Forge established a wholly owned subsidiary, Forge Network Inc, in the State of California. Forge Network Inc is engaged in online retail under the website: http://www.ez2go.us. We are still building up the website at present, and we plan to formally launch it in the month of November 2020.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Liquidity

As of September 30, 2020, the Company’s principal sources of liquidity consisted of approximately $287,000 of cash, and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

For the nine months ended September 30, 2020 and 2019, the Company has incurred a net loss of $240,107 and $207,224, respectively, which resulted in a net operating loss for income tax purposes. At September 30, 2020 and December 31, 2019, the loss results in a deferred tax assets of approximately $321,000 and $252,722, respectively at the tax rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance.

Note 4 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial bank located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. At September 30, 2020 and December 31, 2019, uninsured cash balances were $47,301 and $116,174, respectively.

For the nine months ended September 30, 2020 and 2019, the Company’s revenue generated from one customer in the amount of $27,000 and $27,000, respectively. At September 30, 2020 and December 31, 2019, the Company had $3,000 and $Nil accounts receivable from the customer, respectively.

Note 5 - Related Party Transactions

During the nine months ended September 30, 2020 and 2019, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $3,761 and $17,203, respectively. At September 30, 2020 and December 31, 2019, the Company had balance of due to Mr. Liang in the amount of $Nil.

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

For the nine months ended September 30, 2020 and 2019, total interest income was $Nil and $1,650, respectively.

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

Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of September 30, 2020 is 15 months. We currently have no finance leases.

During the nine months ended September 30, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease were $48,294 and $46,440, respectively.

The components of lease expense consist of the following:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2020	2019	2020	2019
Operating lease cost	G&A expense	$16,107	$16,107	$48,321	$48,321

Net lease cost		$16,107	$16,107	$48,321	$48,321

Balance sheet information related to leases consists of the following:

	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$77,917	$122,122

Total leased assets		$77,917	$122,112
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$63,785	$59,313

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	16,667	65,317

Total lease liabilities		$80,452	$124,630

Weighted average remaining lease term
Operating leases		1.25	2.0

Weighted average discount rate
Operating leases		5.5%	5.5%

Cash flow information related to leases consists of the following:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44,178	$40,023
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	44,205	41,904

Future minimum lease payment under non-cancellable lease as of September 30, 2020 are as follows:

Ending December 31,	Operating Leases
2020	$16,098
2021	66,972
2022	-
Total lease payments	83,070
Less: Interest	(2,618)
Present value of lease liabilities	$80,452

Note 8 – PPP and SBA Loan

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

The Company received the amount of $19,400 from East West Bank on April 16, 2020. The Company plan to submit its application for the forgiveness of the full amount of the PPP Loan and as such, the Company will not be required to make any payments of principal or interest on the PPP Loan before the date on which the SBA remits the loan forgiveness amount on our loan to our lender (or notifies our lender that no forgiveness amount is allowed). Although we expect the full PPP Loan amount to be forgiven, we cannot guarantee our forgiveness application will be accepted allowing for a fully forgiveness loan.

On July 14, 2020, the Company entered into a loan agreement with The U.S. Small Business Administration (SBA), pursuant to which the Company obtain a loan in the amount of $14,000 with the term of 30 years and at the interest rate of 3.75%, payable monthly including principal and interest in the amount $69. The first repayment will be on July 13, 2021. The Company received the loan amount of $14,000 from SBA on July 20, 2020.

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

Overview

Forge Innovation Development Corp. is a development stage company and was incorporated in the State of Nevada in January 2016. The Company’s primary objective is commercial and residential land development, including the purchase and sale of real estate, targeting properties primarily in Southern California. We also intend to manage properties we own, and properties owned by unaffiliated third parties. Our activities will include securing acquisition rights to properties, obtaining zoning and other entitlements for the properties, securing financing for purchase of the properties, improving the properties’ infrastructure and amenities and selling the properties to homeowner and commercial owners for restaurants, offices and small businesses. Our first property acquisition was 29 acres in the city of Desert Hot Springs in Southern California. Due to problems with permits and adjacent landowners, rather than getting involved in protracted negotiations, the Company sold the property to an independent third party for a profit.

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. Forge Network Inc is engaged in online retail under the website: http://www.ez2go.us. We are still building up the website at present, and we plan to formally launch it in the month of November 2020.

Results of Operation for the three months ended September 30, 2020 and 2019

During the three months ended September 30, 2020 and 2019, the Company generated $9,000 and $9,000 of revenues, respectively; the revenue was generated from property management service. The corresponding cost of revenue was $0. During the three months ended September 30, 2020 and 2019, the Company incurred general and administrative expenses of $94,933 and $78,191, respectively. The increase was mainly due to the increase in salary expense. For the three months ended September 30, 2020 and 2019, our net loss was $86,733 and $68,641, respectively. The increase in net loss was mainly due to the increase in general and administrative expense for the three months ended September 30, 2020, compared to the same period in last year.

Results of Operation for the nine months ended September 30, 2020 and 2019

During the nine months ended September 30, 2020 and 2019, the Company generated $27,000 and $27,000 of revenues, respectively; the revenue was generated from property management service. The corresponding cost of revenue was $0. During the nine months ended September 30, 2020 and 2019, the Company incurred general and administrative expenses of $266,307 and $235,074, respectively. The increase in general and administrative expenses was mainly due to the increase in salary expense. For the nine months ended September 30, 2020 and 2019, our net loss was $240,107 and $207,224, respectively. The increase in net loss was mainly due to the increase in general and administrative expenses for the nine months ended September 30, 2020, compared to the same period in last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of September 30, 2020, we had an accumulated deficit of $1,189,011. As of September 30, 2020, we had cash of $287,337 and a working capital of $196,921, compared to cash of $366,270 and a working capital of $420,183 at December 31, 2019. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

As of September 30, 2020, the Company’s principal sources of liquidity consisted of approximately $287,000 of cash, and future cash generated from operations. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: November 12, 2020	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: November 12, 2020	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

