Form 10-K
period 2020-12-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2021-03-29
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2020 the last business day of the Company’s most recently completed second fiscal quarter was $8,455,538 based on the closing price of $1.50 per share, as reported on the over-the-counter bulletin board.

As of March 26, 2021, there were 45,621,868 shares of Common Stock, $0.0001 par value, outstanding.

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

ii

PART I

Item 1. Description of Business.

Background

Forge Innovation Development Corp., or the “Company”, was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go enterprises, LLC (the “Company Predecessor”). On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp. Our principle executive office is located at 6280 Mission Blvd Unit 205,Jurupa Valley, CA 92509. Tel : 626-986-4566. The Company’s main business is focus on real estate development, land purchasing and selling and property management.

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. Forge Network Inc is engaged in online retail under the website: http://www.ez2go.us. The website has been formally launched in January 2021.

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

On August 1, 2017, the Company entered into a property management agreement with Bloomage Beverly Hills Investment Inc. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. in exchange for the compensation of $3,000 per month. During the year ended December 31, 2020, the Company recognized service revenue in the amount of $36,000.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company owns no real estate. Our current corporate office is located at 6280 Mission Blvd Unit 205,Jurupa Valley, CA 92509.

Item 3. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. No judgment has been rendered, and the litigation is in its infancy stage. The Company has retained legal counsel to address the matter.

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

On March 26, 2021, the closing price of our common stock reported on the OTCQB Markets was $1.50 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

Fiscal 2018	Low	High
September 25, through September 30, 2018	$1.01	$0.25
October 1 through December 31, 2018	$1.01	$0.21

Fiscal 2019	Low	High
First Quarter	$1.00	$0.21
Second Quarter	$1.00	$1.00
Third Quarter	$2.00	$1.00
Fourth Quarter	$2.00	$2.00

Fiscal 2020	Low	High
First Quarter	$2.00	$2.00
Second Quarter	$1.50	$2.00
Third Quarter	$1.50	$1.50
Fourth Quarter	$1.50	$1.50

Fiscal 2021	Low	High
First Quarter through March 26, 2021	$1.50	$1.50

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

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC. We intend to send annual reports to our stockholders containing audited consolidated financial statements.

Transfer Agent

West Coast Stock Transfer, Inc., located at 721 N. Vulcan Ave. 1st FL, Encinitas, CA 92024 is the registrar and transfer agent for the Company’s common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This 10−K contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. Forge Network Inc is engaged in online retail under the website: http://www.ez2go.us. The website has been formally launched in January 2021.

Results of Operation for the years ended December 31, 2020 and 2019

During the years ended December 31, 2020 and 2019, the Company generated $36,000 and $36,000 of revenues, respectively; the revenue was generated from property management service. The corresponding cost of revenue was $Nil. During the years ended December 31, 2020 and 2019, the Company incurred general and administrative expenses of $355,329 and $320,778, respectively. The increase in general and administrative expenses was mainly due to the increase in salary expense. For the years ended December 31, 2020 and 2019, our net loss was $320,129 and $283,388, respectively. The increase in net loss was mainly due to the increase in general and administrative expenses for the year ended December 31, 2020, compared to last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of December 31, 2020, we had an accumulated deficit of $1,269,033. As of December 31, 2020, we had cash of $236,586 and a working capital of $117,751, compared to cash of $366,270 and a working capital of $420,183 on December 31, 2019. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

Going Concern Assessment

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These adverse conditions are negative financial trends, specifically cash outflow from operating activities, operating losses, accumulated deficit and other adverse key financial ratios.

Management’s plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern include attempting to improve its business profitability, its ability to generate sufficient cash flow from its operations and execute the business plan of the Company in order to meet its operating needs on a timely basis. However, there can be no assurance that these plans and arrangements will be sufficient to fund the Company’s ongoing capital expenditures and other requirements.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies are discussed in further detail in the notes to the audited consolidated financial statements appearing elsewhere in this report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Consolidated Financial Statements and Supplementary Data

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-3.

FRORGE INNOVATION DEVELOPMENT CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Forge Innovation Development Corp.

Opinions on the Consolidated financial statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Forge Innovation Development Corp. and Subsidiary as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Simon & Edward, LLP

Los Angeles, California

March 29, 2021

We have served as the Company’s auditor since 2016.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS
Cash	$236,586	$366,270
Note receivable	-	110,000
Account receivable	3,000	-
Other Receivable - Related Party	1,297	-
Prepaid expense and other current assets	11,500	8,000

Total Current Assets	252,383	484,270

NONCURRENT ASSETS
Operating lease right-of-use assets	62,773	122,122
Property and equipment, net	24,614	34,395
Rent deposit	13,953	13,953
Total Non-Current Assets	101,340	170,470
TOTAL ASSETS	$353,723	$654,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other current liability	$11,562	$4,774
Other payable - Related Party	24,000	-
SBA loan	116	-
PPP loan	19,400	-
Operating lease liabilities	79,554	59,313

Total Current Liabilities	134,632	64,087

Long term portion of operating lease liabilities	-	65,317
Long term portion of SBA Loan	13,884	-
TOTAL LIABILITIES	148,516	129,404
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of December 31, 2020 and December 31, 2019)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding as of December 31, 2020 and December 31, 2019)	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(1,269,033)	(948,904)
Total Stockholders’ Equity	205,207	525,336
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$353,723	$654,740

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2020	December 31, 2019

Revenue	$36,000	$36,000
Cost of revenue	-	-
Gross Profit	36,000	36,000

Operating Expenses
Consulting Expenses	72,000	72,010
Other Selling, General and Administrative Expenses	283,329	248,778

Total Operating Expenses	355,329	320,788

Other income

Interest income	-	2,200

Total Other Income	-	2,200

Net loss before tax	(319,329)	(282,588)
Income tax	800	800
Net loss	$(320,129)	$(283,388)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	45,621,868

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(320,129)	$(283,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU	36	2,508
Depreciation expense	9,781	8,904
Change in operating assets and liabilities:
Account receivable	(3,000)	3,000
Prepaid expense and other current assets	(3,500)	(8,000)
Other current liability	6,788	(99)
Other current liability - Related Party	24,000	-
Operating lease liabilities	14,237	-
Net cash used in operating activities	(271,787)	(277,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	110,000	-
Purchase of property and equipment	-	(9,797)
Other Receivable - Related Party	(1,297)	-
Net cash provided by (used in) investing activities	108,703	(9,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	19,400	-
Proceeds from SBA loan	14,000	-
Net cash provided by financing activities	33,400	-

Net decrease in Cash	(129,684)	(286,872)
Cash at beginning of period:	366,270	653,142
Cash at end of period:	$236,586	$366,270

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$800	$800

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2020	45,621,868	$4,562	$1,469,678	$(948,904)	$525,336
Net loss				(320,129)	(320,129)
Balance, December 31, 2020	45,621,868	$4,562	$1,469,678	$(1,269,033)	$205,207

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2019	45,621,868	$4,562	$1,469,678	$(665,516)	$808,724
Net loss				(283,388)	(283,388)
Balance, December 31, 2019	45,621,868	$4,562	$1,469,678	(948,904)	$525,336

The accompanying notes are an integral part of these consolidated financial statements.

Forge Innovation Development Corp. and Subsidiary

Notes to the consolidated financial statements

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. Forge Network Inc is engaged in online retail under the website: http://www.ez2go.us. The website has been formally launched in January 2021.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s consolidated financial statements refer to Forge and its subsidiary. All intercompany transactions and balances were eliminated in consolidation.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the consolidated financial statements not misleading have been included. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash on December 31, 2020 and 2019 were $236,586 and $366,270, representing cash deposited in bank and petty cash.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

The Company does not have any potentially dilutive instruments as of December 31, 2020 and 2019 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent and prepaid expense and other current assets.

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

Share-based Compensation

ASC 718, “Compensation - Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

The company had no stock-based compensation plans as of December 31, 2020 and 2019.

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

During the years ended December 31, 2020 and 2019, the depreciation expense were $9,781and $8,904, respectively.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2020 and 2019.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations and incurred losses since inception, resulting in an accumulated deficit of $1,269,033 as of December 31, 2020. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon several factors, including the availability of debt or equity funding upon terms and conditions acceptable to the Company and ultimately achieving profitable operations. Management believes that the Company’s business plan provides it with an opportunity to continue as a going concern. However, management cannot provide assurance that the Company will meet its objectives and be able to continue in operation.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Forge Innovation Development Corp. to continue as a going concern.

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

As of December 31, 2020 and 2019, the Company has incurred a net loss of approximately $1,200,000 and $890,000 which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. The deferred tax asset has been off-set by an equal valuation allowance.

	December 31, 2020	December 31, 2019
Deferred tax asset:
Net operating loss at statutory rates	$355,167	265,433
Depreciation expense	(8,235)	(12,711)

Total deferred tax asset	346,932	252,722

Valuation allowance	(346,932)	(252,722)
Net deferred tax asset	$-	-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2020	December 31, 2019
Federal income tax rate	21.0%	21.0%
Increase in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

The Company has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2017.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the consolidated financial statements as tax expense.

Note 5 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On December 31, 2020 and 2019, uninsured cash balances were $Nil and $116,174, respectively.

For the years ended December 31, 2020 and 2019, the Company’s revenue generated from one customer in the amount of $36,000 and $36,000, respectively. On December 31, 2020 and 2019, the Company had $3,000 and $Nil accounts receivable from the customer, respectively.

Note 6 - Related Party Transactions

During the years ended December 31, 2020 and 2019, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $4,429 and $19,020, respectively. On December 31, 2020 and 2019, the Company had balance of due to Mr. Liang in the amount of $Nil.

During the years ended December 31, 2020 and 2019, the Company incurred professional fee with Speedlight Consulting Services Inc. whose owner, Mr. Hengjiang Pang, is our director starting November 9, 2020, in the amount of $72,000 and $72,000, respectively. On December 31, 2020 and 2019, the Company had balance of due to Speedlight Consulting Services Inc. in the amount of $24,000 and $Nil, respectively.

During the years ended December 31, 2020 and 2019, Forge Network Inc. has outstanding receivables from Mr. Liang in the amount of $1,297 and $Nil, respectively. On December 31, 2020 and 2019, Forge Network Inc. had balance of receivables from Mr. Liang in the amount of $1,297 and $Nil.

Note 7 - Notes Receivable

On March 17, 2017, the Company entered into a Land Transaction Agreement with Steven Zhi Qin, a third party individual. Pursuant to the agreement, the Company sold the undeveloped land located in Desert Hot Spring with value of $283,333, to Steven Zhi Qin in exchange for a Promissory Note in the amount of $310,000. The Promissory Note is secured by a Deed of Trust to Chicago Title Company, a California corporation and an independent institution insuring the Company’s collection right, and was due on March 17, 2018, with interest at the rate of 2% per annum, payable in monthly installment of interest only, in the amount of $517. The Promissory Note also applies to Steven Zhi Qin’s personal property located at 1715 East Cortez Street, West Covina, CA 91791 as additional collateral, of which a lien was recorded against said property. On March 6, 2018, the Company reached an agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved the amendment of the Promissory Note to extend maturity date to March 17, 2019. On March 12, 2019, the Company reached another agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to June 30, 2019. On June 26, 2019, the Company reached the third amendment with Steven Zhi Qi, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to September 30, 2019, and the remaining $110,000 was due on September 30, 2019. On September 30, 2019, the Company reached the fourth amendment with Steven Zhi Qi, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to December 31, 2019, and the remaining $110,000 was due on December 31, 2019. On March 12, 2020, the Company received the note in the amount of $110,000.

For the years ended December 31, 2020 and 2019, total interest income was $Nil and $2,200, respectively.

Note 8 - Leases

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

Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The remaining term as of December 31, 2020 is 12 months. We currently have no finance leases.

During the years ended December 31, 2020 and 2019, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease were $50,155 and $61,920, respectively.

The components of lease expense consist of the following:

		For the years ended December 31,
	Classification	2020	2019
Operating lease cost	G&A expense	$62,428	$64,428

Net lease cost		$62,428	$64,428

Balance sheet information related to leases consists of the following:

	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	Right-of-use assets	$62,773	$122,122

Total leased assets		$62,773	$122,122
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$79,554	$59,313

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	-	65,317

Total lease liabilities		$79,554	$124,630

Weighted average remaining lease term
Operating leases		1.0	2.0

Weighted average discount rate
Operating leases		5.5%	5.5%

Cash flow information related to leases consists of the following:

	For the years ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,076	$53,735
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	59,349	56,243

Future minimum lease payment under non-cancellable lease as of December 31, 2020 are as follows:

Ending December 31,	Operating Leases
2021	$81,209
2022	-

Total lease payments	81,209
Less: Interest	(1,655)
Present value of lease liabilities	$79,554

Note 9 – PPP and SBA Loan

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

The Company received the amount of $19,400 from East West Bank on April 16, 2020. The Company plan to submit its application for the forgiveness of the full amount of the PPP Loan and as such, the Company will not be required to make any payments of principal or interest on the PPP Loan before the date on which the SBA remits the loan forgiveness amount on our loan to our lender (or notifies our lender that no forgiveness amount is allowed). On March 15, 2021, the Company received the letter from East West Bank that our PPP Loan amount of $19,400 has been fully forgiven by SBA on March 10, 2021.

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

Note 10 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. No judgment has been rendered, and the litigation is in its infancy stage. The Company has retained legal counsel to address the matter.

Note 11 – Subsequent event

On March 15, 2021, the Company received the letter from East West Bank that our PPP Loan amount of $19,400 has been fully forgiven by SBA on March 10, 2021.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2020 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of evidences for proper approval and review of disbursements. Management does not believe that any of these significant deficiencies materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework that was issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2020. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Patrick Liang	37	President, CEO, CFO and Director	2016
Xiaowei Guo (1)	62	Director	2016
Hengjiang Pang (1)	40	Director	2020

(1)	Ms. Guo resigned as Director on November 9, 2020 and Mr. Pang was appointed as Director on November 9, 2020

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

Hengjiang Pang – Mr. Pang has nearly 16 years of finance and accounting experiences in both Asia and North America. Mr. Pang served a number of senior management roles in the companies including his 6-year tenure with HeJian Technology Co., Ltd. (subsidiary of UMC), Financial Controller of a private-equity company in Pasadena, California. Mr. Pang is also the President of Speedlight Consulting Services Inc., which is focus on the goal to assist companies going public in the USA, and maintain the public requirements from both SEC and other departments. Mr. Pang has successfully assisted several companies going public in the USA since 2016, which including the areas of real estate development, travelling business, hotel management, medical product development and hemp industry. Mr. Pang holds MBA degree from Keller Graduate School of Management at Devry University, Long Beach and a BA in Industrial Engineering from Northeastern University (China).

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

Item 11. Executive Compensation

Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2020, 2019 and 2018. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Patrick Liang	2020	60,000							60,000
President, Chief	2019	60,000	-	-	-	-	-	-	60,000
Executive Officer	2018	40,000	-	-	-	-	-	-	40,000
		-	-	-	-	-	-	-	-
Xiaowei Guo (1)	2020
Director	2019	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Hengjiang Pang (1) Director	2020	-	-	-	-	-	-	-	-

(1)	Ms. Guo resigned as Director on November 9, 2020 and Mr. Pang was appointed as Director on November 9, 2020

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of March 26, 2021 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name and Address of Beneficial Owner (3)	Position	Amount of Shares Beneficial Owned		Percent of class (1)
Patrick Liang (3)	President, CEO, CFO and Director	37,184,843	(2)	81.51%
Miao Hong (4)	-	2,800,000		6.14%
Hengjiang Pang (3)(4)	Director	2,800,000		6.14%
Officers and Directors as a Group (2)		39,984,843		87.64%

(1)	Based upon 45,621,868 shares outstanding as of December 31, 2020.
(2)	Includes 10,000 shares owned by Fangyuan Wang, Mr. Liang’s wife.
(3)	The addresses of the officers and directors of the Company is 6280 Mission Blvd Unit 205, Jurupa Valley, CA 92509.
(4)	Ms. Miao Hong is the wife of Mr. Pang, and she currently owns 2,800,000 common shares of the Company.

Item 13. Certain Relationships and Related Transactions

During the years ended December 31, 2020 and 2019, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $4,429 and $19,020, respectively. On December 31, 2020 and 2019, the Company had balance of due to Mr. Liang in the amount of $Nil.

During the years ended December 31, 2020 and 2019, the Company incurred professional fee with Speedlight Consulting Services Inc. whose owner, Mr. Hengjiang Pang, is our director starting November 9, 2020, in the amount of $72,000 and $72,000, respectively. On December 31, 2020 and 2019, the Company had balance of due to Speedlight Consulting Services Inc. in the amount of $24,000 and $Nil, respectively.

During the years ended December 31, 2020 and 2019, Forge Network Inc. has outstanding receivables from Mr. Liang in the amount of $1,297 and $Nil, respectively. On December 31, 2020 and 2019, Forge Network Inc. had balance of receivables from Mr. Liang in the amount of $1,297 and $Nil.

Item 14. Principal Accountant Fees and Services.

During 2020 and 2019, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended December 31, 2020, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2020.

	Year ended December 31,
	2020	2019
Audit Fees	$9,500	$9,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$1,200	$700

All Other Fees	$-0-	$-0-

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

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2021.

FORGE INNOVATION DEVELOPMENT CORP.

By:	/s/ Patrick Liang
Patrick Liang, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Patrick Liang	Dated: March 29, 2021
Patrick Liang
President (Principal Executive Officer), CFO, Sec. and Director

/s/ Hengjiang Pang	Dated: March 29, 2021
Hengjiang Pang
Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

