Form 10-Q
period 2021-03-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2021-05-14
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at May 14, 2021, was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2020

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash	$199,147	$236,586
Account receivable	3,000	3,000
Other receivable - related party	1,297	1,297
Prepaid expense and other current assets	10,359	11,500

Total Current Assets	213,803	252,383

NONCURRENT ASSETS
Operating lease right-of-use assets	47,414	62,773
Property and equipment, net	43,887	24,614
Rent deposit	13,953	13,953
Total Non-Current Assets	105,254	101,340
TOTAL ASSETS	$319,057	$353,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other current liabilities	$33,720	$11,562
Other payable - related party	56,873	24,000
SBA loan, current	187	116
Operating lease liabilities	49,322	79,554

Total Current Liabilities	140,102	134,632

Payable to related party	14,497	-
SBA Loan, noncurrent	13,813	13,884
TOTAL LIABILITIES	168,412	148,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of March 31, 2021 and December 31, 2020)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding as of March 31, 2021 and December 31, 2020)	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(1,323,595)	(1,269,033)
Total Stockholders’ Equity	150,645	205,207
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,057	$353,723

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020

Service revenue	$9,000	$9,000

Operating Expenses
Consulting expenses	18,000	18,000
Other selling, general and administrative expenses	64,962	67,123

Total Operating Expenses	82,962	85,123

Other Income (Expense)

Forgiveness of PPP loan	19,400	-

Total Other Income	19,400	-

Net loss before tax	(54,562)	(76,123)

Provision for income tax	-	-

Net loss	$(54,562)	$(76,123)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	45,621,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(54,562)		$(76,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU		1,225		8
Depreciation expense		3,589		2,445
Forgiveness of PPP loan		(19,400)		-
Change in operating assets and liabilities:
Prepaid expense and other current assets		1,140		(3,000)
Other current liabilities		6,059		(2,734)
Other current liability - related party		26,183		-
Net cash used in operating activities		(35,766)		(79,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable		-		110,000
Purchase of property and equipment		(1,673)		-
Net cash (used in) provided by investing activities		(1,673)		110,000

Net (decrease) increase in Cash		(37,439)		30,596
Cash at beginning of period:		236,586		366,270
Cash at end of period:		$199,147		$396,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid		$-		$-
Income taxes paid	$		$

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Loan carried through purchase of vehicle		$22,861		$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2020	45,621,868	$4,562	$1,469,678	$(948,904)	$525,336
Net loss				(76,123)	(76,123)
Balance, March 31, 2020	45,621,868	$4,562	$1,469,678	$(1,025,027)	$449,213

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2021	45,621,868	$4,562	$1,469,678	$(1,269,033)	$205,207
Net loss				(54,562)	(54,562)
Balance, March 31, 2021	45,621,868	$4,562	$1,469,678	$(1,323,595)	$150,645

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

Revenue Recognition

The Company adopted ASU 2014-09 (ASC 606), Revenue from Contracts with Customers, using the modified retrospective approach on January 1, 2018. Under the standard, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods and services.

Property management services: the Company deals directly with prospects and tenants for the owners of properties, which mainly includes marketing property, collecting rent, handling maintenance, repairing issues and responding to tenant complaints. The Company recognizes revenue as earned on a monthly basis under ASC 606.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (FASB ASC Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts, rather than the “incurred loss” model. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. The effective date of ASU No. 2016-13 for smaller reporting companies is postponed to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

The management does not believe that other than disclosed above, the recently issued but not yet adopted accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $1,323,595 as of March 31, 2021. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

For the three months ended March 31, 2021 and 2020, the Company has incurred a net loss before tax of $54,562 and $76,123, respectively. Net operation losses (“NOLs”) will be expired in 2036. As of March 31, 2021 and December 31, 2020, deferred tax assets resulted from NOLs of approximately $281,337 and $266,497, which was fully off-set by valuation allowance reserved.

Note 5 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On March 31, 2021 and December 31, 2020, there was no uninsured cash balances for the Company.

For the three months ended March 31, 2021 and 2020, the Company’s revenue generated from one customer in the amount of $9,000 and $9,000, respectively. As of March 31, 2021 and December 31, 2020, the Company had $3,000 and $3,000 accounts receivable from the customer, respectively.

Note 6 - Related Party Transactions

During the three months ended March 31, 2021 and 2020, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $754 and $Nil, respectively. As of March 31, 2021 and December 31, 2020, the Company had no payable balance to Mr. Liang.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equals to the remaining vehicle loan with 7.11% interest rate annum for a period of 41 months and monthly repayment of $558. As of March 31, 2021, the loan payments due within the next 12 months is $6,691. The title of the car is under the process of transferring as of March 31, 2021 and car loan balance was $21,188 as of March 31, 2021.

During the three months ended March 31, 2021 and 2020, the Company incurred professional fee with Speedlight Consulting Services Inc. whose owner, Mr. Hengjiang Pang, is our director starting November 9, 2020, in the amount of $14,000 and $9,000, respectively. On March 31, 2021 and December 31, 2020, the Company had balance of due to Speedlight Consulting Services Inc. in the amount of $38,000 and $24,000, respectively.

On March 31, 2021 and December 31, 2020, Forge Network Inc. had balance of receivables from Mr. Liang in the amount of $1,297 and $1,297.

Note 7 - Notes Receivable

On March 17, 2017, the Company entered into a Land Transaction Agreement with Steven Zhi Qin, a third party individual. Pursuant to the agreement, the Company sold the undeveloped land located in Desert Hot Spring with value of $283,333, to Steven Zhi Qin in exchange for a Promissory Note in the amount of $310,000. The Promissory Note is secured by a Deed of Trust to Chicago Title Company, a California corporation and an independent institution insuring the Company’s collection right, and was due on March 17, 2018, with interest at the rate of 2% per annum, payable in monthly installment of interest only, in the amount of $517. The Promissory Note also applies to Steven Zhi Qin’s personal property located at 1715 East Cortez Street, West Covina, CA 91791 as additional collateral, of which a lien was recorded against said property. On March 6, 2018, the Company reached an agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved the amendment of the Promissory Note to extend maturity date to March 17, 2019. On March 12, 2019, the Company reached another agreement with Steven Zhi Qin, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to June 30, 2019. On June 26, 2019, the Company reached the third amendment with Steven Zhi Qi, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to September 30, 2019, and the remaining $110,000 was due on September 30, 2019. On September 30, 2019, the Company reached the fourth amendment with Steven Zhi Qi, pursuant to which the Company agreed and approved amendment of the Promissory Note to extend maturity date to December 31, 2019, and the remaining $110,000 was due on December 31, 2019. On March 12, 2020, the Company received the repayment of the note in the amount of $110,000.

Note 8 - Lease

The Company has operating lease for its lease’s office space from a third party, Puente Hills Business Center II, L.P. (“PHBC-II”), which the Company vacated the premises on or about September 29, 2020. We determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contract provides us the right to obtain substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease.

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

During the three months ended March 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease were nil and $16,098, respectively. As of March 31, 2021 and December 31, 2020, $32,841 and $16,098 lease liability were outstanding under the lease agreement, respectively. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. No judgment has been rendered as of March 31, 2021, and the litigation is in its infancy stage. The Company has retained legal counsel to address the matter.

The components of lease expense consist of the following:

		Three Months Ended March 31,
	Classification	2021	2020
Operating lease cost	G&A expense	$16,107	$16,107

Net lease cost		$16,107	$16,107

Balance sheet information related to leases consists of the following:

	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right-of-use assets	$47,414	$62,773

Total leased assets		$47,414	$62,773
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$49,322	$79,554

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	-	-

Total lease liabilities		$49,322	$79,554

Weighted average remaining lease term
Operating leases		0.75	1.0

Weighted average discount rate
Operating leases		5.5%	5.5%

Cash flow information related to leases consists of the following:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$14,526
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,359	14,533

Future minimum lease payment under non-cancellable lease as of March 31, 2021 are as follows:

Ending December 31,	Operating Leases
2021	$50,229
2022	-

Total lease payments	50,229
Less: Interest	(907)
Present value of lease liabilities	$49,322

Note 9 –Loans

On April 16, 2020, the Company received a Promissory Note (the “Note”) in the amount of $19,400 under the Paycheck Protection Program (the “PPP Loan”) through East West Bank (the “Lender”). The interest rate on this Note is a fixed rate of 1.00% per annum. The Company will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on that date that is two years after the date of this Note (“Maturity Date”). In addition, the Company will pay regular monthly payments in an amount equal to one month’s accrued interest commencing on that date that is seven months after the date of this Note, with all subsequent interest payments to be due on the same day of each month after that. All interest which accrues during the initial six months of the loan period will be deferred to and payable on the Maturity Date. Unless otherwise agreed or required by applicable law, payments will be applied first to any accrued unpaid interest; then to principal.

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

The Company submit its application for the forgiveness of the full amount $19,400 PPP Loan and received the approval letter from SBA on March 10, 2021. The Company recognized government grant in the amount of $19,400 for the three months ended March 31, 2021.

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

Note 10 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. No judgment has been rendered as of March 31, 2021, and the litigation is in its infancy stage. The Company has retained legal counsel to address the matter.

Note 11 - Subsequent Event

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

Results of Operation for the three months ended March 31, 2021 and 2020

During the three months ended March 31, 2021 and 2020, the Company generated $9,000 and $9,000 of revenues. The revenue was generated from property management service. During the three months ended March 31, 2021 and 2020, the Company incurred general and administrative expenses of $82,962 and $85,123, respectively. The decrease was mainly due to the decrease in payroll expense and head count during the three months ended March 31, 2021. For the three months ended March 31, 2021 and 2020, , our net losses were $54,562 and $76,123, respectively The decrease in net loss was mainly due to the $19,400 PPP loan forgiven for the three months ended March 31, 2021.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of March 31, 2021, we had an accumulated deficit of $1,323,595. As of March 31, 2021, we had cash of $199,147 and a working capital of $73,700, compared to cash of $236,586 and a working capital of $117,751 on December 31, 2020. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: May 14, 2021	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: May 14, 2021	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

