Form 10-Q
period 2021-06-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2021-08-13
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at August 12, 2021, was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2021

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$136,382	$236,586
Account receivable	-	3,000
Other receivable - related party	1,408	1,297
Other current assets	21,359	11,500

Total Current Assets	159,149	252,383

NONCURRENT ASSETS
Operating lease right-of-use assets	31,834	62,773
Property and equipment, net	40,293	24,614
Rent deposit	13,953	13,953
Total Non-Current Assets	86,086	101,340
TOTAL ASSETS	$245,235	$353,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other current liabilities	$54,881	$27,660
Other payable - related party	60,975	24,000
SBA loan, current	187	116
Operating lease liabilities	33,106	63,456

Total Current Liabilities	149,149	134,632

Payable to related party, noncurrent	12,824	-
SBA Loan, noncurrent	13,744	13,884
TOTAL LIABILITIES	175,717	148,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of June 30, 2021 and December 31, 2020)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding as of June 30, 2021 and December 31, 2020)	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(1,404,722)	(1,269,033)
Total Stockholders’ Equity	69,518	205,207
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,235	$353,723

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenue	$9,000	$9,000	$18,000	$18,000
Cost of revenue
Gross Profit	9,000	9,000	18,000	18,000

Operating Expenses
Consulting Expenses	18,000	18,000	36,000	36,000
Selling, General and Administrative Expenses	71,327	68,251	136,289	135,374

Total Operating Expenses	98,327	86,251	172,289	171,374

Government grants	-	-	19,400	-
Income tax	(800)	-	(800)	-
Net loss	$(81,127)	$(77,251)	$(135,689)	$(153,374)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	45,621,868	45,621,868	45,621,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(135,689)	$(153,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU	30,939	17
Depreciation expense	7,177	4,891
Forgiveness of PPP loan	(19,400)	-
Change in operating assets and liabilities:
Other current assets	(12,990)	-
Accounts receivable	3,000	-
Other receivable-Related party	(111)	-
Other current liabilities	-	12,957
Other payable - related party	26,938	-
Net cash used in operating activities	(100,135)	(135,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	-	110,000
Net cash provided by investing activities	-	110,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loan	(69)	-
PPP loan	-	19,400
Net cash (used in) provided by financing activities	(69)	19,400

Net (decrease) in Cash	(100,204)	(6,109)
Cash at beginning of period:	236,586	366,270
Cash at end of period:	$136,382	$360,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$800	$-

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Loan carried through purchase of vehicle	$22,861	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2021	45,621,868	$4,562	$1,469,678	$(1,269,033)	$205,207
Net loss				(54,562)	(54,562)

Balance, March 31, 2021	45,621,868	$4,562	$1,469,678	$(1,323,595)	$150,645
Net loss				(81,127)	(81,127)
Balance, June 30, 2021	45,621,868	$4,562	$1,469,678	$(1,404,722)	$69,518

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2020	45,621,868	$4,562	$1,469,678	$(948,904)	$525,336
Net loss				(76,123)	(76,123)

Balance, March 31, 2020	45,621,868	$4,562	$1,469,678	$(1,025,027)	$449,213
Net loss				(77,251)	(77,251)
Balance, June 30, 2020	45,621,868	$4,562	$1,469,678	$(1,102,278)	371,962

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $ 1,404,722 as of June 30, 2021. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

For the six months ended June 30, 2021 and 2020, the Company has incurred a net loss before tax of $135,689 and $153,374, respectively. Net operation losses (“NOLs”) will be expired in 2036. As of June 30, 2021 and December 31, 2020, deferred tax assets resulted from NOLs of approximately $391,371 and $346,932, which was fully off-set by valuation allowance reserved.

Note 5 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On March 31, 2021 and December 31, 2020, there was no uninsured cash balances for the Company.

For the three months and six months ended June 30, 2021 and 2020, the Company’s revenue generated from one customer in the amount of $9,000 and $18,000, respectively. As of June 30, 2021 and December 31, 2020, the Company had $Nil and $3,000 accounts receivable from the customer, respectively.

Note 6 - Related Party Transactions

During the six months ended June 30, 2021 and 2020, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $1,038 and $Nil, respectively. As of June 30, 2021 and December 31, 2020, the Company had payable balance to Mr. Liang in the amount of $284 and $Nil, respectively.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558. As of June 30, 2021, the loan payments due within the next 12 months is $6,691. The title of the car is under the process of transferring as of June 30, 2021 and car loan balance was $19,515 as of June 30, 2021.

During the six months ended June 30, 2021 and 2020, the Company incurred a $6,000 monthly professional fee with Speedlight Consulting Services Inc., whose owner has been our director starting November 9, 2020, in the amount of $36,000 and $36,000, respectively. On June 30, 2021 and December 31, 2020, the Company had balance of due to Speedlight Consulting Services Inc. in the amount of $39,000 and $24,000, respectively.

On June 30, 2021 and December 31, 2020, Forge Network Inc. had balance of receivable due from Mr. Liang in the amount of $Nil and $1,297.

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

During the six months ended June 30, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease were $Nil and $32,196, respectively. As of June 30, 2021 and December 31, 2020, $33,106 and $63,456 lease liability were outstanding under the lease agreement, respectively. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. No judgment has been rendered as of June 30, 2021, and the litigation is in its infancy stage. The Company has retained legal counsel to address the matter. As of June 30, 2021 and December 31, 2020, the lease payable under the lease agreement amounted $49,584 and $16,098, respectively.

The components of lease expense consist of the following:

		Three Months Ended June 30,
	Classification	2021	2020
Operating lease cost	G&A expense	$16,107	$16,107

Net lease cost		$16,107	$16,107

		Six Months Ended June 30,
	Classification	2021	2020
Operating lease cost	G&A expense	$32,214	$32,214

Net lease cost		$32,214	$32,214

Balance sheet information related to leases consists of the following:

	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right-of-use assets	$31,834	$62,773

Total leased assets		$31,834	$62,773
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$33,106	$63,456

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	-	-

Total lease liabilities		$33,106	$63,456

Weighted average remaining lease term
Operating leases		0.5	1.0

Weighted average discount rate
Operating leases		5.5%	5.5%

Cash flow information related to leases consists of the following:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$29,250
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	30,938	29,267

Future minimum lease payment under non-cancellable lease as of June 30, 2021 are as follows:

Ending December 31,	Operating Leases
2021	$33,486
Less: Interest	(380)
Present value of lease liabilities	$33,106

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

The Company submit its application for the forgiveness of the full amount $19,400 PPP Loan and received the approval letter from SBA on March 10, 2021. The Company recognized government grant in the amount of $19,400 for the six months ended June 30, 2021.

On July 14, 2020, the Company entered into a loan agreement with The U.S. Small Business Administration (SBA), pursuant to which the Company obtain a loan in the amount of $14,000 with the term of 30 years and at the interest rate of 3.75%, payable monthly including principal and interest in the amount $69. The Company received the loan amount of $14,000 from SBA on July 20, 2020.

Note 10 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. No judgment has been rendered as of June 30, 2021, and the litigation is in its infancy stage. The Company has retained legal counsel to address the matter.

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

Results of Operation for the three months ended June 30, 2021 and 2020

During the three months ended June 30, 2021 and 2020, the Company generated $9,000 and $9,000 of revenues, respectively; the revenue was generated from property management service. The corresponding cost of revenue was $0. During the three months ended June 30, 2021 and 2020, the Company incurred general and administrative expenses of $90,127 and $86,251, respectively. The increase was mainly due to the increase in salary expense. For the three months ended June 30, 2021 and 2020, our net loss was $81,127 and $77,251, respectively. The increase in net loss was mainly due to the increase in general and administrative expense for the three months ended June 30, 2021, compared to the same period in last year.

Results of Operation for the six months ended June 30, 2021 and 2020

During the six months ended June 30, 2021 and 2020, the Company generated $18,000 and $18,000 of revenues, respectively; the revenue was generated from property management service. The corresponding cost of revenue was $0. During the six months ended June 30, 2021 and 2020, the Company incurred general and administrative expenses of $173,089 and $171,374, respectively. The increase in general and administrative expenses was mainly due to the increase in salary expense. For the six months ended June 30, 2021 and 2020, our net loss was $135,689 and $153,374, respectively. The increase in net loss was mainly due to the increase in general and administrative expenses, partially offset by the $19,400 PPP loan forgiven for the six months ended June 30, 2021, compared to the same period in last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of June 30, 2021, we had an accumulated deficit of $1,404,722. As of June 30, 2021, we had cash of $136,382 and a working capital of $10,001, compared to cash of $236,586 and a working capital of $117,751 on December 31, 2020. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. No judgment has been rendered as of August 12, 2021, and the litigation is in its infancy stage. The Company has retained legal counsel to address the matter.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGE INNOVATION DEVELOPMENT CORP.

Date: August 13, 2021	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: August 13, 2021	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

