Form 10-Q
period 2021-09-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2021-11-12
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value, of the registrant outstanding at November 11, 2021, was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED September 30, 2021

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$92,904	$236,586
Account receivable	-	3,000
Other receivable - related party	1,490	1,297
Other current assets	18,193	11,500

Total Current Assets	112,587	252,383

NONCURRENT ASSETS
Operating lease right-of-use assets	16,030	62,773
Property and equipment, net	36,710	24,614
Rent deposit	13,953	13,953
Total Noncurrent Assets	66,693	101,340
TOTAL ASSETS	$179,280	$353,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other payable	$2,378	$27,660
Other payable - related parties	63,285	24,000
Loans, current portion	6,878	116
PPP Loan	-	19,400
Operating lease liabilities	82,994	63,456

Total Current Liabilities	155,535	134,632

Loans, noncurrent	24,688	13,884
TOTAL LIABILITIES	180,223	148,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock ($.0001 par value, 50,000,000 shares authorized; no share issued and outstanding as of September 30, 2021 and December 31, 2020)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding as of September 30, 2021 and December 31, 2020)	4,562	4,562
Additional paid-in capital	1,469,678	1,469,678
Accumulated deficit	(1,475,183)	(1,269,033)
Total Stockholders’ (Deficit) Equity	(943)	205,207
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,280	$353,723

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Service revenue	$9,000	$9,000	$27,000	$27,000

Operating Expenses
Consulting Expenses	18,000	18,000	54,000	54,000
Selling, General and Administrative Expenses	67,261	76,933	202,750	212,307

Total Operating Expenses	85,261	94,933	256,750	266,307

Government grants	5,000	-	24,400	-
Income tax expense	-	(800)	(800)	(800)
Net loss	$(71,261)	$(86,733)	$(206,150)	$(240,107)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	45,621,868	45,621,868	45,621,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(206,150)	$(240,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU	48,321	27
Depreciation expense	10,766	7,336
Forgiveness of PPP loan	(19,400)	-
Change in operating assets and liabilities:
Prepaid expense and other current assets	(6,693)	(5,100)
Accounts receivable	3,000	(3,000)
Other receivable-Related party	(193)	-
Other current liabilities	(4,402)	18,511
Other payable - related party	36,365	-
Net cash used in operating activities	(138,386)	(222,333)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	-	110,000
Purchase of property and equipment	(5,019)	-
Net cash (used in) provided by investing activities	(5,019)	110,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loan	(276)	14,000
Proceed from PPP loan	-	19,400
Net cash (used in) provided by financing activities	(276)	33,400

Net (decrease) in Cash	(143,682)	(78,933)
Cash at beginning of period:	236,586	366,270
Cash at end of period:	$92,904	$287,337

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$800	$800

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Loan carried through purchase of vehicle	$22,861	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2021	45,621,868	$4,562	$1,469,678	$(1,269,033)	$205,207
Net loss				(206,150)	(206,150)
Balance, September 30, 2021	45,621,868	$4,562	$1,469,678	$(1,475,183)	$(943)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2020	45,621,868	$4,562	$1,469,678	$(948,904)	$525,336
Net loss				(240,107)	(240,107)
	45,621,868	$4,562	$1,469,678	$(1,189,011)	$285,229

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $ 1,475,183 as of September 30, 2021. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

For the nine months ended September 30, 2021 and 2020, the Company has incurred a net loss before tax of $206,150 and $240,107, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of September 30, 2021 and December 31, 2020, deferred tax assets resulted from NOLs of approximately $393,616 and $346,932, which was fully off-set by valuation allowance reserved.

Note 5 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On September 30, 2021 and December 31, 2020, there was no uninsured cash balances for the Company.

For the nine months ended September 30, 2021 and 2020, the Company’s revenue generated from one customer in the amount of $27,000 and $27,000, respectively. As of September 30, 2021 and December 31, 2020, the Company had $Nil and $3,000 accounts receivable from the customer, respectively.

Note 6 - Related Party Transactions

During the nine months ended September 30, 2021 and 2020, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $1,702 and $Nil, respectively. As of September 30, 2021 and December 31, 2020, the Company had payable balance to Mr. Liang in the amount of $365 and $Nil, respectively.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558. As of September 30, 2021, $6,691 will be due within the next 12 months, out of $17,842 loan balance. The title of the car is under the process of transferring as of September 30, 2021.

During the nine months ended September 30, 2021 and 2020, the Company incurred a $6,000 monthly professional fee with Speedlight Consulting Services Inc., whose owner has been our director since November 9, 2020, with a total amounts of $54,000 and $54,000, respectively. As of September 30, 2021 and December 31, 2020, the Company had balance of due to Speedlight Consulting Services Inc. in the amount of $48,000 and $24,000, respectively.

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

Note 8 - Lease

The Company has four-year operating lease for its office space with a third party, Puente Hills Business Center II, L.P. (“PHBC-II”), from which the Company vacated on September 29, 2020. We determined if an arrangement is a lease inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of identified asset for a period of time. The contract provides us the right to obtain substantially all the economic benefits from the use of the identified asset and the right to direct use of the identified asset, we consider it to be, or contain, a lease.

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

During the nine months ended September 30, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease were $Nil and $32,196, respectively. As of September 30, 2021 and December 31, 2020, $82,994 and $79,554 lease liability were outstanding under the lease agreement, respectively. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. No judgment has been rendered as of September 30, 2021, and the litigation is in its infancy stage. The Company has retained legal counsel to address the matter.

The components of lease expense consist of the following:

		Three Months Ended September 30,
	Classification	2021	2020
Operating lease cost	G&A expense	$16,107	$16,107

Net lease cost		$16,107	$16,107

		Nine Months Ended September 30,
	Classification	2021	2020
Operating lease cost	G&A expense	$48,321	$48,321

Net lease cost		$48,321	$48,321

Balance sheet information related to leases consists of the following:

	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right-of-use assets	$16,030	$62,773

Total leased assets		$16,030	$62,773
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$82,994	$63,456

Total lease liabilities		$82,994	$63,456

Weighted average remaining lease term
Operating leases		0.25	1.25

Weighted average discount rate
Operating leases		5.5%	5.5%

Cash flow information related to leases consists of the following:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$44,178
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	46,742	44,205

Future minimum lease payment under non-cancellable lease as of September 30, 2021 are as follows:

Ending December 31,	Operating Leases
2021	$83,070
Less: Interest	(76)
Present value of lease liabilities	$82,994

Note 9 –Loans

On April 16, 2020, the Company received a Promissory Note (the “Note”) in the amount of $19,400 under the Paycheck Protection Program (the “PPP Loan”) through East West Bank (the “Lender”). The interest rate on this Note is a fixed rate of 1.00% per annum. According to SBA’s PPP Loan description, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (due to likely high subscription, at least 75% of the forgiven amount must have been used for payroll). Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. The Company submit its application for the forgiveness of the full amount $19,400 PPP Loan and received the approval letter from SBA on March 10, 2021. The Company recognized government grant in the amount of $19,400 for the nine months ended September 30, 2021.

On July 14, 2020, the Company entered into a loan agreement with The U.S. Small Business Administration (SBA), pursuant to which the Company obtain a loan in the amount of $14,000 with the term of 30 years and at the interest rate of 3.75%, payable monthly including principal and interest in the amount $69. The Company received the loan amount of $14,000 from SBA on July 20, 2020. As of September 30, 2021 and December 31, 2020, the outstanding loan balances were $13,724 nd $13,884, respectively.

On July 2021, the Company received $5,000 grant through California Relief Program to support eligible small business impacted by COVID-19 and related health and safety restrictions. The grant recognized as other income during the three and nine months ended September 30, 2021.

Note 10 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. No judgment has been rendered as of September 30, 2021, and the litigation is in its infancy stage. The Company has retained legal counsel to address the matter and the Court has scheduled the trial date on January 31, 2023.

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

Results of Operation for the three months ended September 30, 2021 and 2020

During the three months ended September 30, 2021 and 2020, the Company generated $9,000 and $9,000 of revenues, respectively; the revenue was generated from property management service. During the three months ended September 30, 2021 and 2020, the Company incurred general and administrative expenses of $85,261 and $94,943, respectively. The decrease was mainly due to the decrease in salary expense. For the three months ended September 30, 2021 and 2020, our net loss was $71,261 and $86,733, respectively. The decrease in net loss was mainly due to the decrease in general and administrative expense for the three months ended September 30, 2021, compared to the same period in last year.

Results of Operation for the nine months ended September 30, 2021 and 2020

During the nine months ended September 30, 2021 and 2020, the Company generated $27,000 and $27,000 of revenues, respectively; the revenue was generated from property management service. During the nine months ended September 30, 2021 and 2020, the Company incurred general and administrative expenses of $256,750 and $266,307, respectively. The decrease in general and administrative expenses was mainly due to the decrease in salary expense. For the nine months ended September 30, 2021 and 2020, our net loss was $206,150 and $240,107, respectively. The decrease in net loss was mainly due to the decrease in general and administrative expenses for the nine months ended September 30, 2021, compared to the same period in last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of September 30, 2021, we had an accumulated deficit of $1,475,183. As of September 30, 2021, we had cash of $92,904 and a working capital deficits of $42,948, compared to cash of $236,586 and a working capital of $117,751 on December 31, 2020. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information under this item pursuant to Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGE INNOVATION DEVELOPMENT CORP.

Date: November 12, 2021	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: November 12, 2021	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

