Form 10-K
period 2021-12-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2022-03-30
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

OR

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2021 the last business day of the Company’s most recently completed second fiscal quarter was $22,545,700 based on the closing price of $4.00 per share, as reported on the over-the-counter bulletin board.

As of March 30, 2022, there were 45,621,868 shares of Common Stock, $0.0001 par value, outstanding.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. Forge Network Inc is engaged in online retail under the website: http://www.ez2go.us. As of December 31, 2021, we have not generated any income from the website yet which is mainly due to the continuously Covid-19 pandemic impacts. Meanwhile, we are also looking for other business opportunities which could potentially increase the profits of Company in the year of 2022.

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

On August 1, 2017, the Company entered into a property management agreement with Bloomage Beverly Hills Investment Inc. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. in exchange for the compensation of $3,000 per month. During the year ended December 31, 2021, the Company recognized service revenue in the amount of $36,000.

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

Employees

Currently the Company has no employee other than its President/CEO who devotes approximately 100% of his time to the business of the Company.

Reports to Security Holders

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001687919.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company owns no real estate. Our current corporate office is located at 6280 Mission Blvd Unit 205, Jurupa Valley, CA 92509.

Item 3. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was expired on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang for default on rent payments. No judgment has been rendered as of December 31, 2021, and the case is in the pre-trial stage. The Company has retained legal counsel to address the matter and the Court has scheduled the trial date on January 31, 2023.

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

On March 27, 2021, the closing price of our common stock reported on the OTCQB Markets was $0.99 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low sales prices of our common stock, as reported on the OTCQB.

Fiscal 2019	Low	High
First Quarter	$1.00	$0.21
Second Quarter	$1.00	$1.00
Third Quarter	$2.00	$1.00
Fourth Quarter	$2.00	$2.00

Fiscal 2020	Low	High
First Quarter	$2.00	$2.00
Second Quarter	$1.50	$2.00
Third Quarter	$1.50	$1.50
Fourth Quarter	$1.50	$1.50

Fiscal 2021	Low	High
First Quarter	$1.50	$5.00
Second Quarter	$1.00	$5.00
Third Quarter	$2.01	$4.25
Fourth Quarter	$1.00	$3.26

Fiscal 2022	Low	High
First Quarter through March 27, 2022	$0.99	$1.00

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

Shares Available for Future Sale

All of the outstanding shares of common stock that are held by our present officers, directors, and affiliate stockholders, which amounts to approximately 87.6% of our issued and outstanding common stock, are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. Forge Network Inc is mainly engaged in online retail business. As of December 31, 2021, we have not generated any income from the subsidiary yet which is mainly due to the continuously Covid-19 pandemic impacts. Meanwhile, we are also looking for other business opportunities which could potentially increase the profits of Company in the year of 2022.

Results of Operation for the years ended December 31, 2021 and 2020

During the years ended December 31, 2021 and 2020, the Company generated $36,000 and $36,000 of revenues, respectively; the revenue was generated from property management service. The corresponding cost of revenue was $Nil. During the years ended December 31, 2021 and 2020, the Company incurred general and administrative expenses of $321,234 and $355,329, respectively. The increase in general and administrative expenses was mainly due to the increase in salary expense. During the years ended December 31, 2021 and 2020, the Company obtained government grants in the amount of $24,400 and $Nil, respectively. The government grants was the subsidy to companies against COVID-19. For the years ended December 31, 2021 and 2020, our net loss was $262,434 and $320,129, respectively. The decrease in net loss was mainly due to the increase in government grants and decrease in general and administrative expenses for the year ended December 31, 2021, compared to last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of December 31, 2021, we had an accumulated deficit of $1,531,467. As of December 31, 2021, we had cash of $60,364 and a negative working capital of $95,686, compared to cash of $236,586 and a working capital of $117,751on December 31, 2020. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

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

FRORGE INNOVATION DEVELOPMENT CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Forge Innovation Development Corp.

Shareholders and Board of Directors

Forge Innovation Development Corp.

Jurupa Valley, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Forge Innovation Development Corp. and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Legal Contingencies

As described in Note 10 to the consolidated financial statements, management disclosed legal proceeding that involved the Company and the Company’s senior management where liability is not probable or the amount of the liability is not estimable, or both, if management believes there is at least a reasonable possibility that the Company has assessed the obligations, or a loss may be incurred when obligations were not discharged.

Our principal considerations to determine that the legal contingencies are a critical audit matter as there was significant judgment made by management when assessing the likelihood of a loss being incurred and when estimating the loss or range of loss for each claim, which in turn led to significant auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the liabilities and disclosures related to legal proceedings contingencies.

Our audit of legal contingencies included, among others:

●	Reviewing management’s control for assessing legal proceeding;
●	Obtaining and evaluating the letters of audit inquiry with external legal counsel;
●	Reviewing public information regarding the Company’s litigation case;
●	Evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably probable and estimable;
●	Evaluating the sufficiency of the Company’s disclosure related to legal proceeding.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2016.

Rowland Heights, California

March 30, 2022

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash	$60,364	$236,586
Account receivable	9,000	3,000
Other Receivable - Related Party	-	1,297
Prepaid expense and other current assets	14,692	11,500

Total Current Assets	84,056	252,383

NONCURRENT ASSETS
Operating lease right-of-use assets	-	62,773
Property and equipment, net	47,314	24,614
Rent deposit	13,953	13,953
Total Non-Current Assets	61,267	101,340
TOTAL ASSETS	$145,323	$353,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other current liability	$19,203	$11,562
Other payable - Related Party	70,591	24,000
Rent payable	83,070	-
Loans, current	6,878	19,516
Operating lease liabilities	-	79,554

Total Current Liabilities	179,742	134,632

Long term portion of Chase auto loan	9,478	-
Long term portion of SBA loan	13,330	13,884
TOTAL LIABILITIES	202,550	148,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(1,531,467)	(1,269,033)
Total Stockholders’ (Deficit) Equity	(57,227)	205,207
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,323	$353,723

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2021	2020

Revenue	$36,000	$36,000

Operating Expenses
Consulting Expenses	72,000	72,000
Selling, General and Administrative Expenses	249,234	283,329

Total Operating Expenses	321,234	355,329

Other income (expense)
Forgiveness of PPP loan	19,400	-
Government grants	5,000	-
Total other income	24,400	-

Net loss before income tax	(260,834)	(319,329)

Income tax provision	(1,600)	(800)
Net loss	$(262,434)	$(320,129)

Net loss per common share
- Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding,
- Basic and diluted	45,621,868	45,621,868

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(262,434)	$(320,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU	(2,544)	36
Depreciation expense	14,609	9,781
Forgiveness of PPP loan	(19,400)
Change in operating assets and liabilities:
Account receivable	(6,000)	(3,000
Prepaid expense and other current assets	(3,192)	(3,500)
Other current liability - Related Party	47,888	24,000
Other current liability	7,641	6,788
Rent payable	64,308
Operating lease liabilities	4,525	14,237
Net cash used in operating activities	(154,599)	(271,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	-	110,000
Purchase of property and equipment	(21,140)	-
Other Receivable - Related Party	-	(1,297)
Net cash (used in) provided by investing activities	(21,140)	108,703

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	-	19,400
Proceeds from SBA loan	-	14,000
Repayment of SBA loan	(483)	-
Net cash (used in) provided by financing activities	(483)	33,400

Net decrease in Cash	(176,222)	(129,684)
Cash at beginning of period:	236,586	366,270
Cash at end of period:	$60,364	$236,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$1,600	$800

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of	Common	Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Shares	Capital	Deficit	Equity
Balance, December31, 2019	45,621,868	$4,562	$1,469,678	$(948,904)	$525,336
Net loss	-	-	-	(320,129)	(320,129)
Balance, December 31, 2020	45,621,868	$4,562	$1,469,678	$(1,269,033)	$205,207

Net loss	-	-	-	(262,434)	(262,434)
Balance, December 31, 2021	45,621,868	$4,562	$1,469,678	(1,531,467)	$(57,227)

The accompanying notes are an integral part of these consolidated financial statements.

Forge Innovation Development Corp. and Subsidiary

Notes to the consolidated financial statements

Note 1 - Organization and Description of Business

Forge Innovation Development Corp. (individually “Forge” and collectively with its subsidiary, the “Company”), was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go Enterprises, LLC (the “Company Predecessor”). On November 3, 2016, Forge amended its Articles of Incorporation in the State of Nevada to change the Company Predecessor’s name to Forge Innovation Development Corp. Our current principle executive office is located at 6280 Mission Blvd Unit 205, Jurupa Valley, CA 92509. The Company’s main business focuses on real estate development, land purchasing and selling and property management. The Company’s common stock is currently traded on OTCQB under the symbol “FGNV”.

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. Forge Network Inc is mainly engaged in online retail business. As of December 31, 2021, we have not generated any income from the subsidiary yet which is mainly due to the continuously Covid-19 pandemic impacts. Meanwhile, we are also looking for other business opportunities which could potentially increase the profits of Company in the year of 2022.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash on December 31, 2021 and 2020 were $60,364 and $236,586, representing cash deposited in bank and petty cash.

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

The Company does not have any potentially dilutive instruments as of December 31, 2021 and 2020 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, receivable due from related party and other current assets.

Operating Leases

The Company adopted ASC 842 on January 1, 2019. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, and operating lease liability, non-current in the Company’s balance sheets. Please refer to Note 2-Recently adopted accounting pronouncements for the disclosures regarding the Company’s method of adoption of ASC 842 and the impacts of adoption on its consolidated balance sheets, results of operations and cash flows. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company used an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

The company had no stock-based compensation plans as of December 31, 2021 and 2020.

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

During the years ended December 31, 2021 and 2020, depreciation expense were $14,609 and $9,781, respectively.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2021 and 2020.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $ 1,531,467 as of December 31, 2021. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

As of December 31, 2021 and 2020, the Company has incurred an accumulated net loss of approximately $1.5 million and $1.3 million which resulted in a net operating loss for income tax purposes. NOLs begin expiring in 2036. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

	December 31, 2021	December 31, 2020
Deferred tax asset:
Net operating loss at statutory rates	$436,481	355,167
Depreciation expense	(5,698)	(8,235)

Total deferred tax asset	430,783	346,932

Valuation allowance	(430,783)	(346,932)
Net deferred tax asset	$-	-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2021	December 31, 2020
Federal income tax rate	21.0%	21.0%
Increase in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

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

Note 5 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On December 31, 2021 and 2020, uninsured cash balances were $nil, respectively.

For the years ended December 31, 2021 and 2020, the Company’s revenue generated from one customer in the amount of $36,000 and $36,000, respectively. On December 31, 2021 and 2020, the Company had $9,000 and $3,000 accounts receivable from the customer, respectively.

Note 6 - Related Party Transactions

During the years ended December 31, 2021 and 2020, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $7,591 and $4,429, respectively. On December 31, 2021 and 2020, the Company had balance of due to Mr. Liang in the amount of $284 and $Nil, respectively.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558. As of December 31, 2021, $6,691 will be due within the next 12 months, out of $16,170 loan balance. The title of the car is under the process of transferring as of December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company incurred professional fee with Speedlight Consulting Services Inc. whose owner, Mr. Hengjiang Pang, is our director starting November 9, 2020, in the amount of $72,000 and $72,000, respectively. On December 31, 2021 and 2020, the Company had balance of due to Speedlight Consulting Services Inc. in the amount of $63,000 and $24,000, respectively.

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

Note 8 - Leases

The Company leased an office space from a third party on December 2017 for four-year term with the expiration date on January 14, 2022. We determined the lease is an operating lease upon adoption of ASC 842 on January 1, 2019. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet. ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term as of the commencement date. Because the lease does not provide an explicit or implicit rate of return, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments on an individual lease basis. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments for the asset under similar term, which is 5.5%. Lease expense for these leases is recognized on a straight-line basis over the lease term.

Our leases do not contain any residual value guarantees or material restrictive covenants. Leases with a lease term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. We currently have no finance leases.

During the years ended December 31, 2021 and 2020, cash paid for amounts included in the measurement of lease liabilities- operating cash flows from operating lease were $nil and $50,155, respectively. As of December 31, 2021 and 2020, the Company had $83,070 and $18,762 rent payable toward the lease agreement.

The components of lease expense consist of the following:

		For the years ended December 31,
	Classification	2021	2020
Operating lease cost	G&A expense	$64,428	$62,428

Net lease cost		$64,428	$62,428

Balance sheet information related to leases consists of the following:

	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	Right-of-use assets	$-	$62,773

Total leased assets		$-	$62,773
Liabilities
Current portion
Operating lease liabilities	Current maturities of operating lease liabilities	$-	$79,554

Non-current portion
Operating lease liabilities	Long-term portion of operating lease liabilities	-	-

Total lease liabilities		$-	$79,554

Weighted average remaining lease term
Operating leases		-	1.0

Weighted average discount rate
Operating leases		5.5%	5.5%

Cash flow information related to leases consists of the following:

	For the years ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$45,076
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	48,321	59,349

Note 9 – PPP and SBA Loans

On April 16, 2020, the Company received a Promissory Note (the “Note”) in the amount of $19,400 under the Paycheck Protection Program (the “PPP Loan”) through East West Bank (the “Lender”). The interest rate on this Note is a fixed rate of 1.00% per annum. According to SBA’s PPP Loan description, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (due to likely high subscription, at least 75% of the forgiven amount must have been used for payroll). Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. The Company received the forgiveness letter from SBA on March 10, 2021 and the Company recognized under other income in the amount of $19,400 for the year ended December 31, 2021 accordingly.

On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of December 31, 2021 and 2020, the total outstanding loan balances were $13,517 and $14,000, respectively.

On July 2021, the Company received $5,000 grant through California Relief Program to support eligible small business impacted by COVID-19 and related health and safety restrictions. The grant recognized as other income during the year ended December 31, 2021.

Note 10 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was expired on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang for default on rent payments. No judgment has been rendered as of December 31, 2021, and the case is in the pre-trial stage. The Company has retained legal counsel to address the matter and the Court has scheduled the trial date on January 31, 2023.

Note 11 – Subsequent event

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2021 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of evidences for proper approval and review of disbursements. Management does not believe that any of these significant deficiencies materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2021. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Patrick Liang	38	President, CEO, CFO and Director	2016
Hengjiang Pang	41	Director	2020

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

Item 11. Executive Compensation

Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2021, 2020 and 2019. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Patrick Liang	2021	60,000							60,000
President, Chief	2020	60,000	-	-	-	-	-	-	60,000
Executive Officer	2019	60,000	-	-	-	-	-	-	60,000

Xiaowei Guo (1)	2021
Director	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

Hengjiang Pang (1)	2021	-	-	-	-	-	-	-	-
Director	2020	-	-	-	-	-	-	-	-

(1)	Ms. Guo resigned as Director on November 9, 2020 and Mr. Pang was appointed as Director on November 9, 2020

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of March 27, 2022 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name and Address of Beneficial Owner (3)	Position	Amount of Shares Beneficial Owned		Percent of class (1)
Patrick Liang (3)	President, CEO, CFO and Director	37,184,843	(2)	81.51%
Hengjiang Pang (3)(4)	Director	2,800,600		6.14%
Officers and Directors as a Group (2)		39,985,443		87.65%

(1)	Based upon 45,621,868 shares outstanding as of December 31, 2020.
(2)	Includes 10,000 shares owned by Mr. Liang’s wife.
(3)	The addresses of the officers and directors of the Company is 6280 Mission Blvd Unit 205, Jurupa Valley, CA 92509.
(4)	Includes 2,800,400 shares owned by Mr. Pang’s wife.

Item 13. Certain Relationships and Related Transactions

During the years ended December 31, 2021 and 2020, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $7,591 and $4,429, respectively. On December 31, 2021 and 2020, the Company had balance of due to Mr. Liang in the amount of $284 and $Nil, respectively.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558. As of December 31, 2021, $6,691 will be due within the next 12 months, out of $17,842 loan balance. The title of the car is under the process of transferring as of December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company incurred professional fee with Speedlight Consulting Services Inc. whose owner, Mr. Hengjiang Pang, is our director starting November 9, 2020, in the amount of $72,000 and $72,000, respectively. On December 31, 2021 and 2020, the Company had balance of due to Speedlight Consulting Services Inc. in the amount of $63,000 and $24,000, respectively.

Item 14. Principal Accountant Fees and Services.

During 2021 and 2020, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended December 31, 2021, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2020.

	Year ended December 31,
	2021	2020
Audit Fees	$9,500	$9,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$1,200	$1,200

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2022.

FORGE INNOVATION DEVELOPMENT CORP.

By:	/s/ Patrick Liang
Patrick Liang, President (Principal Executive Officer)

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Patrick Liang	Dated: March 30, 2022
Patrick Liang
President (Principal Executive Officer), CFO, Sec. and Director

/s/ Hengjiang Pang	Dated: March 30, 2022
Hengjiang Pang
Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

