Form 10-Q
period 2022-06-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2022-08-15
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at August 12, 2022, was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2022

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,634	$60,364
Account receivable	10,000	9,000
Prepaid expense and other current assets	5,645	14,692

Total Current Assets	18,279	84,056

NONCURRENT ASSETS
Property and equipment, net	47,481	47,314
Rent deposit	13,953	13,953
Total Noncurrent Assets	61,434	61,267
TOTAL ASSETS	$79,713	$145,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other accrued liabilities	$3,047	$19,203
Other payable - Related Parties	64,993	70,591
Rent payable	83,070	83,070
Loans, current	6,878	6,878

Total Current Liabilities	157,988	179,742

Long term portion of Chase auto loan	6,133	9,478
Long term portion of SBA loan	12,916	13,330
TOTAL LIABILITIES	177,037	202,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(1,571,564)	(1,531,467)
Total Stockholders’ Deficit	(97,324)	(57,227)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$79,713	$145,323

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Property management income	$30,259	$9,000	$45,863	$18,000

Operating Expenses
Consulting Expenses	9,800	18,000	19,600	36,000
Selling, General and Administrative Expenses	32,283	71,327	68,844	136,289

Total Operating Expenses	42,083	89,327	88,444	172,289

Other income (expense)
Debt settlement	3,284	-	3,284	-
Government grants	-	-	-	19,400

Net loss before tax	(8,540)	(80,327)	(39,297)	(134,889)
Income tax	(800)	(800)	(800)	(800)
Net loss	$(9,340)	$(81,127)	$(40,097)	$(135,689)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	45,621,868	45,621,868	45,621,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,097)	$(135,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU	-	30,940
Depreciation expense	14,275	7,177
Bad debt reserve	3,500
Debt Settlement	(3,284)	-
Forgiveness of PPP loan	-	(19,400)
Change in operating assets and liabilities:
Other current assets	-	(12,990)
Account receivable	(1,000)	3,000
Prepaid expense and other current assets	5,547	-
Other receivable-related party	-	(111)
Other current liability - related parties	(5,598)	26,938
Other current liabilities	(12,872)	-
Net cash used in operating activities	(39,529)	(100,135)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,975)	-
Net cash used in investing activities	(17,975)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loan	(227)	(69)
Net cash used in financing activities	(227)	(69)

Net decrease in Cash	(57,731)	(100,204)
Cash at beginning of period:	60,364	236,586
Cash at end of period:	$2,633	$136,382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$-	$800

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Loan carried through purchase of vehicle	$-	$22,861

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2022	45,621,868	$4,562	$1,469,678	(1,531,467)	$(57,227)
Net loss	-	-	-	(40,097)	(40,097)
Balance, June 30, 2022 (Unaudited)	45,621,868	$4,562	$1,469,678	$(1,571,564)	$(97,324)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2021	45,621,868	$4,562	$1,469,678	$(1,269,033)	$205,207
Net loss	-	-	-	(135,689)	(135,689)
Balance, June 30, 2021 (Unaudited)	45,621,868	$4,562	$1,469,678	$(1,404,722)	$69,518

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of June 30, 2022, we have not generated any income from the subsidiary due to our business strategy adjustment. Meanwhile, we are also looking for other business opportunities which could potentially increase the profits of Company in the year of 2022.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $1,571,564 as of June 30, 2022. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

For the six months ended June 30, 2022 and 2021, the Company has incurred a net loss before tax of $40,097 and $135,689, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2022 and December 31, 2021, deferred tax assets resulted from NOLs of approximately $418,248 and $430,783, which was fully off-set by valuation allowance reserved.

Note 5 - Related Party Transactions

During the six months ended June 30, 2022 and 2021, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $4,809 and $1,038, respectively. As of June 30, 2022 and December 31, 2021, the Company had payable balance to Mr. Liang in the amount of $4,809 and $284, respectively.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558. As of June 30, 2022, $6,691 will be due within the next 12 months, out of $12,824 loan balance. The title of the car is under the process of transferring as of June 30, 2022.

During the six months ended June 30, 2022 and 2021, the Company incurred professional fee with Speedlight Consulting Services Inc. whose owner, Mr. Hengjiang Pang, is our director starting November 9, 2020, in the amount of $19,600 and $36,000, respectively. On June 30, 2022 and December 31, 2021, the Company had balance of due to Speedlight Consulting Services Inc in the amount of $60,000 and $63,000, respectively.

Note 7 - Leases

The Company leased an office space from a third party on December 2017 for four-year term with the expiration date on January 14, 2022. We determined the lease is an operating lease upon adoption of ASC 842 on January 1, 2019. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet with 5.5% incremental borrowing rate used. During the six months ended June 30, 2022 and 2021, the Company recorded $nil and $32,214 rent expenses, respectively, and no lease payments made during the quarters. As of June 30, 2022 and December 31, 2021, the Company had $83,070 rent payable toward the lease agreement.

Note 8 – PPP and SBA Loans

On April 16, 2020, the Company received a Promissory Note (the “Note”) in the amount of $19,400 under the Paycheck Protection Program (the “PPP Loan”) through East West Bank (the “Lender”). The interest rate on this Note is a fixed rate of 1.00% per annum. According to SBA’s PPP Loan description, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (due to likely high subscription, at least 75% of the forgiven amount must have been used for payroll). Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. The Company received the forgiveness letter from SBA on March 10, 2021 and the Company recognized under other income in the amount of $19,400 for the six months ended June 30, 2021, accordingly.

On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of June 30, 2022 and December 31, 2021, the outstanding loan balances were $12,916 and $13,330, respectively.

Note 9 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was expired on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang for default on rent payments. No judgment has been rendered as of June 30, 2022, and the case is in the pre-trial stage. The Company has retained legal counsel to address the matter and the Court has scheduled the trial date on January 31, 2023.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of June 30, 2022, we have not generated any income from the subsidiary due to our business strategy adjustment. Meanwhile, we are also looking for other business opportunities which could potentially increase the profits of Company in the year of 2022.

Results of Operation for the three months ended June 30, 2022 and 2021

For the three months ended June 30, 2022, we had total revenue of $30,259, as compared to $9,000 for the three months ended June 30, 2021, an increase of $21,259 or 236%. The increase in total revenue was attributable to the newly signed Property Management Agreement (the “PMA”) with Legend Investment International, LP (“Legend Investment”) on April 2, 2022. Pursuant to the PMA, the original monthly service charge was $5,000 which was amended to $10,000 per month in May 2022 due to Legend Investment required additional management services for their properties. In April 2022, we terminated the property management services with Bloomage Beverly Hills Investment Inc. due to the sales of the managed properties.

During the three months ended June 30, 2022 and 2021, the Company incurred general and administrative expenses of $42,083 and $90,127, respectively. The decrease was mainly due to the decrease in payroll expense and professional fees incurred during the three months ended June 30, 2022. For the three months ended June 30, 2022 and 2021, our net losses were $9,340 and $81,127, respectively The decrease in net loss was mainly due to the increase of revenue generated, and the decrease in general administrative expenses for the three months ended June 30, 2022, compared to the same period in last year.

Results of Operation for the six months ended June 30, 2022 and 2021

For the six months ended June 30, 2022, we had total revenue of $45,863, as compared to $18,000 for the six months ended June 30, 2021, an increase of $27,863 or 155%. The increase in total revenue was attributable to the newly signed Property Management Agreement (the “PMA”) with Legend Investment International, LP (“Legend Investment”) on April 2, 2022. Pursuant to the PMA, the original monthly service charge was $5,000 which was amended to $10,000 per month in May 2022 due to Legend Investment required additional management services for their properties. In April 2022, we terminated the property management services with Bloomage Beverly Hills Investment Inc. due to the sales of the managed properties.

During the six months ended June 30, 2022 and 2021, the Company incurred general and administrative expenses of $83,845 and $172,289, respectively. The decrease in general and administrative expenses was mainly due to the decrease in salary expense and professional expense. For the six months ended June 30, 2022 and 2021, our net loss was $40,097 and $135,689, respectively. The decrease in net loss was mainly due to the increase in revenue and decrease in general and administrative expenses for the six months ended June 30, 2022, compared to the same period in last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of June 30, 2022, we had an accumulated deficit of $1,571,564. As of June 30, 2022, we had cash of $2,634 and a negative working capital of $139,709, compared to cash of $60,364 and a negative working capital of $95,686 as of December 31, 2021. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was expired on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang for default on rent payments. No judgment has been rendered as of June 30, 2022, and the case is in the pre-trial stage. The Company has retained legal counsel to address the matter and the Court has scheduled the trial date on January 31, 2023.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: August 15, 2022	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: August 15, 2022	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

