Form 10-Q
period 2022-09-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2022-11-14
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

N/A

( Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at November 11, 2022, was 45,621,868.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2022

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,961	$60,364
Account receivable	-	9,000

Prepaid expense and other current assets	21,931	14,692

Total Current Assets	25,892	84,056

NONCURRENT ASSETS
Property and equipment, net	87,512	47,314
Rent deposit	13,953	13,953
Total Non-Current Assets	101,465	61,267
TOTAL ASSETS	$127,357	$145,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Other accrued liability	$1,547	$19,203
Other payable - Related Party	60,183	70,591
Unearned revenue	14,063	-
Rent payable	83,070	83,070
Loans, current	9,224	6,878

Total Current Liabilities	168,087	179,742

Long term portion of Chase auto loan	40,246	9,478
Long term portion of SBA loan	12,709	13,330
TOTAL LIABILITIES	221,042	202,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding	4,562	4,562
Additional Paid-in Capital	1,469,678	1,469,678
Accumulated Deficit	(1,567,925)	(1,531,467)
Total Stockholders’ Deficit	(93,685)	(57,227)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,357	$145,323

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Property management income	$37,000	$9,000	$82,863	$27,000

Operating Expenses
Consulting Expenses	9,800	18,000	29,400	54,000
Selling, General and Administrative Expenses	30,001	66,461	98,845	202,750

Total Operating Expenses	39,801	84,461	128,245	256,750

Other income (expense)
Gain on sales of property and equipment	6,874	-	6,874
Other income	938	-	938	-
Debt settlement	-	-	3,284	-
Government grants	-	5,000	-	24,400
Total other income, net	7,812	5,000	11,096	24,400

Net income (loss) before tax	5,011	(70,461)	(34,286)	(205,350)
Income tax	(1,372)		(2,172)	(800)
Net income (loss)	$3,639	$(70,461)	$(36,458)	$(206,150)

Net loss per common share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,621,868	45,621,868	45,621,868	45,621,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,458)	$(206,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of ROU	-	48,321
Depreciation expense	11,745	10,766
Gain on disposal of property and equipment	(6,874)	-
Forgiveness of PPP loan	-	(19,400)
Change in operating assets and liabilities:
Account receivable	9,000	3,000
Prepaid expense and other current assets	(7,239)	(6,693)
Other receivable-related party	-	(193)
Unearned revenue	14,063	-
Other current liability – Related Party	(10,408)	36,365
Other current liabilities	(17,656)	(4,403)
Net cash used in operating activities	(43,827)	(138,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,880)	(5,019)
Net cash used in investing activities	(6,880)	(5,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loan and car loans	(5,696)	(276)
Net cash used in financing activities	(5,696)	(276)

Net decrease in Cash	(56,403)	(143,682)
Cash at beginning of period:	60,364	236,586
Cash at end of period:	$3,961	$92,904

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$2,172	$800

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Net loan carried through purchase of vehicle with trade-in	$36,029	$22,861

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2022	45,621,868	$4,562	$1,469,678	(1,531,467)	$(57,227)
Net loss	-	-	-	(36,458)	(36,458)
Balance, September 30, 2022(unaudited)	45,621,868	$4,562	$1,469,678	$(1,567,925)	$(93,685)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, July 1, 2022	45,621,868	$4,562	$1,469,678	(1,571,564)	$(97,324)
Net income	-	-	-	3,639	3,639
Balance, September 30, 2022(unaudited)	45,621,868	$4,562	$1,469,678	$(1,567,925)	$(93,685)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, January 1, 2021	45,621,868	$4,562	$1,469,678	$(1,269,033)	$205,207
Net loss	-	-	-	(206,150)	(206,150)
Balance, September 30, 2021(unaudited)	45,621,868	$4,562	$1,469,678	$(1,475,183)	$(943)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, July 1, 2021	45,621,868	$4,562	$1,469,678	$(1,404,722)	$69,518
Net loss	-	-	-	(70,461)	(70,461)
Balance, September 30, 2021(unaudited)	45,621,868	$4,562	$1,469,678	$(1,475,183)	$(943)

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of September 30, 2022, we have not generated any income from the subsidiary due to our business strategy adjustment. Meanwhile, we are also looking for other business opportunities which could potentially increase the profits of Company in the year of 2022.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $1,567,925 as of September 30, 2022. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

For the nine months ended September 30, 2022 and 2021, the Company has incurred a net loss before tax of $34,286 and $205,350, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of September 30, 2022 and December 31, 2021, deferred tax assets resulted from NOLs of approximately $423,875 and $430,783, respectively, which were fully off-set by valuation allowance reserved.

Note 5 - Related Party Transactions

During the nine months ended September 30, 2022 and 2021, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $4,809 and $1,702, respectively. As of September 30, 2022 and December 31, 2021, the Company had payable balance to Mr. Liang in the amount of $nil and $284, respectively.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406.12 and the loan amount is $48,295.54 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the three and nine months period ended September 30, 2022.

During the nine months ended September 30, 2022 and 2021, the Company incurred professional fee with Speedlight Consulting Services Inc. whose owner, Mr. Hengjiang Pang, is our director starting November 9, 2020, in the amount of $29,400 and $36,000, respectively. On September 30, 2022 and December 31, 2021, the Company had balance of due to Speedlight Consulting Services Inc in the amount of $60,000 and $63,000, respectively.

Note 7 - Leases

The Company leased an office space from a third party on December 2017 for four-year term with the expiration date on January 14, 2022. We determined the lease is an operating lease upon adoption of ASC 842 on January 1, 2019. Operating leases result in the recognition of ROU assets and lease liabilities on the balance sheet with 5.5% incremental borrowing rate used. Lease expense for these leases is recognized on a straight-line basis over the lease term. During the nine months ended September 30, 2022 and 2021, the Company recorded $nil and $48,321 rent expenses, respectively, and no lease payments made during the quarters. As of September 30, 2022 and December 31, 2021, the Company had $83,070 rent payable toward the lease agreement.

Note 8 – PPP and SBA Loans

On April 16, 2020, the Company received a Promissory Note (the “Note”) in the amount of $19,400 under the Paycheck Protection Program (the “PPP Loan”) through East West Bank (the “Lender”). The interest rate on this Note is a fixed rate of 1.00% per annum. According to SBA’s PPP Loan description, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (due to likely high subscription, at least 75% of the forgiven amount must have been used for payroll). Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. The Company received the forgiveness letter from SBA on March 10, 2021 and the Company recognized under other income in the amount of $19,400 for the nine months ended September 30, 2021, accordingly.

On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of September 30, 2022 and December 31, 2021, the outstanding loan balances were $12,709 and $13,330, respectively.

Note 9 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was expired on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang for default on rent payments. No judgment has been rendered as of September 30, 2022, and the case is in the pre-trial stage. The Company has retained legal counsel to address the matter and the Court has scheduled the trial date on January 31, 2023.

Note 10 - Subsequent Event

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis and Plan of Operation

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of September 30, 2022, we have not generated any income from the subsidiary due to our business strategy adjustment. Meanwhile, we are also looking for other business opportunities which could potentially increase the profits of Company in the year of 2022.

Results of Operation for the three months ended September 30, 2022 and 2021

For the three months ended September 30, 2022, we had total revenue of $37,000, as compared to $9,000 for the three months ended September 30, 2021, an increase of $28,000 or 311%. The increase in total revenue was attributable to the newly signed Property Management Agreement (the “PMA”) with Legend Investment International, LP (“Legend Investment”) on April 2, 2022. Pursuant to the PMA, the original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend Investment required additional management services for their properties. In April 2022, we terminated the property management services with Bloomage Beverly Hills Investment Inc. due to the sales of the managed properties. On July 15, 2022, we traded our Mazda auto with Longo Toyota to exchange a 2022 Toyota Mirai. Along with the transaction, we received a $15,000 Hydrogen subsidy card to reward for the purchase of new energy automobile, which will be amortized over the estimated period Hydrogen volume being consumed.

During the three months ended September 30, 2022 and 2021, the Company incurred general and administrative expenses of $39,801and $85,261, respectively. The decrease was mainly due to the decreasing in payroll expense and professional fees during the three months ended September 30, 2022. For the three months ended September 30, 2022 and 2021, our net income (loss) were $3,639 and $(71,261), respectively. The increase in net income was mainly due to the increasing of revenue generated, along with the decreasing in general administrative expenses for the three months ended September 30, 2022, compared to the same period in last year.

Results of Operation for the nine months ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, we had total revenue of $82,863, as compared to $27,000 for the nine months ended September 30, 2021, an increase of $55,863 or 207%. The increase in total revenue was attributable to the newly signed Property Management Agreement (the “PMA”) with Legend Investment International, LP (“Legend Investment”) on April 2, 2022. Pursuant to the PMA, the original monthly service charge was $5,000 which was amended to $10,000 per month in June due to Legend Investment required additional management services for their properties. In April 2022, we terminated the property management services with Bloomage Beverly Hills Investment Inc. due to the sales of the managed properties.

During the nine months ended September 30, 2022 and 2021, the Company incurred general and administrative expenses of $128,245 and $256,750, respectively. The decrease in general and administrative expenses was mainly due to the decreasing in salary expense and professional expenses. For the nine months ended September 30, 2021 and 2020, our net loss was $36,458 and $206,150, respectively. The decrease in net loss was mainly due to the increase in revenue and decrease in general and administrative expenses for the nine months ended September 30, 2022, compared to the same period in last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016, except for current quarter, and as of September 30, 2022, we had an accumulated deficit of $1,567,925. As of September 30, 2022, we had cash of $3,961 and a negative working capital of $142,195, compared to cash of $60,364 and a negative working capital of $95,686 as of December 31, 2021. The decrease in the working capital was primarily due to cash used to pay for operating expenses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was expired on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang for default on rent payments. No judgment has been rendered as of September 30, 2022, and the case is in the pre-trial stage. The Company has retained legal counsel to address the matter and the Court has scheduled the trial date on January 31, 2023.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: November 14, 2022	/s/ Patrick Liang
Patrick Liang, President
(Principal Executive Officer)

Date: November 14, 2022	/s/ Patrick Liang
Patrick Liang, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

