Form 10-K
period 2022-12-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2023-03-31
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2022 the last business day of the Company’s most recently completed second fiscal quarter was $7,440,081 based on the closing price of $1.32 per share, as reported on the over-the-counter bulletin board.

As of March 30, 2023, there were 45,621,868 shares of Common Stock, $0.0001 par value, outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms “Forge” “company,” “we,” “us,” and “our” in this document refer to Forge Innovation Development Corp., a Nevada corporation.

ii

PART I

Item 1. Description of Business.

Organization and Corporate History

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

On August 17, 2020, the Company established a wholly-owned subsidiary, Forge Network Inc, in the State of California. As of December 31, 2022, we have not generated any income from the subsidiary yet due to our business strategy adjustment.

On March 24, 2023, pursuant to an Asset Purchase Agreement between Forge Innovation Development Corp. (the “Company” or the “Buyer”) and Legend Investment Management, LLC (“Legend LLC” or the “Seller”), the Company acquired 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). Legend LP owns 100% of Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site.

The Seller is an affiliate of the Company and therefore the acquisition is being treated as a related party transaction. The Company acquired 51% interest of Legend LP from Legend LLC in exchanged for 1,967,143 common stocks of the Company, valued at $0.70 per share for a total purchase price of $1,377,000, which equals 51% of Legend LP’s approximate net value of $2,700,000 based on (1) the Property’s valuation appraisal report dated on February 20, 2023, (2) Legend LP’s net book value as of February 28, 2023, and (3) the loan agreement to Legend LP by a third-party lender effective on March 23, 2023. After the closing of the acquisition, the Company will own 51% of Legend LP and the Seller will own 15% of Legend LP.

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

On August 1, 2017, the Company entered into a property management agreement with Bloomage Beverly Hills Investment Inc. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. in exchange for the compensation of $3,000 per month. During the year ended December 31, 2021, the service charges increased to $5,000 per month. In April 2022, we terminated the property management services with Bloomage Beverly Hills Investment Inc. due to the sales of the managed properties. During the years ended December 31, 2022 and 2021, the Company recognized management service income of $15,000 and $36,000, respectively, under this agreement.

On April 2, 2022, the Company entered into a property management agreement with Legend International Investment, LP. (the “Legend LP”), a related party of the Company, of which the management is related to Mr. Patrick Liang, President and CEO of the Company. Pursuant to the agreement, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51-acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 with one year term due to new tenants moving in and additional management services desired. During the year ended December 31, 2022, the Company recognized property management income from Legend LP in the amount of $107,000.

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

Sales and Marketing

We intend to market our properties through real estate brokers and agents coordinated by company marketing personnel. Our marketing efforts will target both international and local buyers and builders. We also look for suitable real estate projects for management and operation.

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

Employees

Currently the Company has 2 employees including Mr. Liang, the President/CEO of the Company, who devotes approximately 100% of his time to the business of the Company.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company owned no real estate and our net value of property and equipment was $83,636 as of December 31, 2022. Our current corporate office is located at 6280 Mission Blvd Unit 205, Jurupa Valley, CA 92509.

Item 3. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023. No judgment has been rendered as of March 30, 2023, and the case is still in the pre-trial stage.

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

On March 30, 2023, the closing price of our common stock reported on the OTC Markets was $1.10 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our common stock, as reported on the OTC Markets.

Fiscal 2020	Low	High
First Quarter	$2.00	$2.00
Second Quarter	$1.50	$2.00
Third Quarter	$1.50	$1.50
Fourth Quarter	$1.50	$1.50

Fiscal 2021	Low	High
First Quarter	$1.50	$5.00
Second Quarter	$1.00	$5.00
Third Quarter	$2.01	$4.25
Fourth Quarter	$1.00	$3.26

Fiscal 2022	Low	High
First Quarter	$0.99	$1.00
Second Quarter	$0.99	$1.32
Third Quarter	$1.10	$1.32
Fourth Quarter	$1.10	$1.10

Fiscal 2023	Low	High
First Quarter through March 30, 2023	$1.10	$1.10

Holders

There are approximately 51 beneficial holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plans.

Securities Currently Outstanding

●	Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, of which 45,621,868 shares were issued and outstanding, as of March 30, 2023.

●	Our Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of preferred stock with no share issued and outstanding as of March 30, 2023.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

West Coast Stock Transfer, Inc., located at 721 N. Vulcan Ave. 1st FL, Encinitas, CA 92024 is the transfer agent for the Company’s common stock. Their telephone number is (619)-664-4780.

.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

None.

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

On August 17, 2020, the Company established a wholly-owned subsidiary, Forge Network Inc, in the State of California. As of December 31, 2022, we have not generated any income from the subsidiary yet due to our business strategy adjustment.

On March 24, 2023, pursuant to an Asset Purchase Agreement between Forge Innovation Development Corp. (the “Company” or the “Buyer”) and Legend Investment Management, LLC (“Legend LLC” or the “Seller”), the Company acquired 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). Legend LP owns 100% of Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site.

The Seller is an affiliate of the Company and therefore the acquisition is being treated as a related party transaction. The Company acquired 51% interest of Legend LP from Legend LLC in exchanged for 1,967,143 common stocks of the Company, valued at $0.70 per share for a total purchase price of $1,377,000, which equals 51% of Legend LP’s approximate net value of $2,700,000 based on (1) the Property’s valuation appraisal report dated on February 20, 2023, (2) Legend LP’s net book value as of February 28, 2023, and (3) the loan agreement to Legend LP by a third-party lender effective on March 23, 2023. After the closing of the acquisition, the Company will own 51% of Legend LP and the Seller will own 15% of Legend LP.

Results of Operation for the years ended December 31, 2022 and 2021

During the years ended December 31, 2022 and 2021, the Company generated $122,604 and $36,000 of revenues, respectively; which was mainly due to the newly signed property management agreement with Legend LP. During the years ended December 31, 2022 and 2021, the Company incurred consulting, general and administrative expenses of $166,837 and $321,234, respectively. The decrease in consulting, general and administrative expenses was mainly due to the decreasing in salary expenses and professional fees. During the years ended December 31, 2022 and 2021, the Company obtained government grants in the amount of $Nil and $24,400, respectively. The government grants were the subsidy to companies against COVID-19. For the years ended December 31, 2022 and 2021, our net loss was $34,112 and $262,434, respectively. The decrease in net loss was mainly due to the increase in revenue generate from property management service and decrease in general and administrative expenses for the year ended December 31, 2022, compared to last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of December 31, 2022, we had an accumulated deficit of $1,565,579. As of December 31, 2022, we had cash of $11,734 and a negative working capital of $140,204, compared to cash of $60,364 and a working capital deficit of $95,686 as of December 31, 2021. The increase in the working capital deficit was primarily due to cash used to pay for operating expenses, acquisition of property and equipment, and repayment of loans.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Our audited consolidated financial statements are set forth in this Annual Report beginning on page F-4.

FRORGE INNOVATION DEVELOPMENT CORP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Forge Innovation Development Corp.

Jurupa Valley, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Forge Innovation Development Corp. and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

PCAOB ID: 2485

Rowland Heights, California

March 31, 2023

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS
Cash	$11,734	$60,364
Account receivable	-	9,000
Prepaid expense and other current assets	16,521	14,692

Total Current Assets	28,255	84,056

NONCURRENT ASSETS
Property and equipment, net	83,636	47,314
Rent deposit	13,953	13,953

Total Non-Current Assets	97,589	61,267
TOTAL ASSETS	$125,844	$145,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Other current liabilities	$4,029	$19,203
Other payable - related party	60,000	70,591
Rent payable	83,070	83,070
Unearned revenue	13,124	-
Loans, current	8,236	6,878

Total Current Liabilities	168,459	179,742

Noncurrent portion of Chase auto loan	36,222	9,478
Noncurrent portion of SBA loan	12,502	13,330
TOTAL LIABILITIES	217,183	202,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 45,621,868 shares issued and outstanding	4,562	4,562
Additional paid-in capital	1,469,678	1,469,678
Accumulated deficit	(1,565,579)	(1,531,467)
Total Stockholders’ Deficit	(91,339)	(57,227)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,844	$145,323

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021

Revenue:
Property management income	$15,604	$36,000
Property management income from a related party	107,000	-
Total revenue	122,604	36,000

Operating expenses:
Consulting expenses	39,200	72,000
Selling, general and administrative expenses	127,637	249,234
Total operating expenses	166,837	321,234

Other income (expenses):
Gain on sales of property and equipment	6,874	-
Gain on debt settlement	3,284	-
Forgiveness of PPP loan	-	19,400
Government grants	-	5,000
Other income	2,135	-
Total other income, net	12,293	24,400

Loss before income tax	(31,940)	(260,834)

Income tax expense	(2,172)	(1,600)
Net loss	$(34,112)	$(262,434)

Weighted average shares outstanding:
Basic and diluted	45,621,868	45,621,868

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,112)	$(262,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	-	(2,544)
Depreciation expense	15,621	14,609
Forgiveness of PPP loan	-	(19,400)
Gain on sales of property and equipment	(6,874)	-
Gain on debt settlement	(3,284)	-
Change in operating assets and liabilities:
Account receivable	9,000	(6,000)
Prepaid expense and other current assets	(1,829)	(3,192)
Other current liability - related party	(10,591)	47,888
Other current liabilities	(11,890)	7,641
Rent payable	-	64,308
Unearned revenue	13,124	-
Operating lease liabilities	-	4,525
Net cash used in operating activities	(30,835)	(154,599)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,040)	(21,140)
Net cash used in investing activities	(9,040)	(21,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loan and car loans	(8,756)	(483)
Net cash used in financing activities	(8,756)	(483)

Net decrease in Cash	(48,630)	(176,222)
Cash at beginning of the year:	60,364	236,586
Cash at end of the year:	$11,734	$60,364

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$2,172	$1,600

NONCASH INVESTING ACTIVITIES:
Car loan entered with new car purchase	$36,030	$-

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance December 31, 2020	-	$-	45,621,868	$4,562	$1,469,678	$(948,904)	$205,207

Net loss	-	-	-	-	-	(262,434)	(262,434)

Balance December 31, 2021	-	$-	45,621,868	$4,562	$1,469,678	$(1,531,467)	$(57,227)

Net loss	-	-	-	-	-	(34,112)	(34,112)

Balance December 31, 2022	-	-	45,621,868	$4,562	$1,469,678	$(1,565,579)	(91,339)

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

On August 17, 2020, the Company established a wholly-owned subsidiary, Forge Network Inc, in the State of California. As of December 31, 2022, we have not generated any income from the subsidiary yet due to our business strategy adjustment.

On March 24, 2023, pursuant to an Asset Purchase Agreement between Forge Innovation Development Corp. (the “Company” or the “Buyer”) and Legend Investment Management, LLC (“Legend LLC” or the “Seller”), the Company acquired 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). Legend LP owns 100% of Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site.

The Seller is an affiliate of the Company and therefore the acquisition is being treated as a related party transaction. The Company acquired 51% interest of Legend LP from Legend LLC in exchanged for 1,967,143 common stocks of the Company, valued at $0.70 per share for a total purchase price of $1,377,000, which equals 51% of Legend LP’s approximate net value of $2,700,000 based on (1) the Property’s valuation appraisal report dated on February 20, 2023, (2) Legend LP’s net book value as of February 28, 2023, and (3) the loan agreement to Legend LP by a third-party lender effective on March 23, 2023. After the closing of the acquisition, the Company will own 51% of Legend LP and the Seller will own 15% of Legend LP.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash on December 31, 2022 and 2021 were $11,734 and $60,364, respectively, representing cash deposited in bank and petty cash.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2022 and 2021.

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

Real estate sales: The Company accounts for the sale of real estate assets and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions, other than retail land sales. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete, and the Company does not have significant continuing involvement. Subsequent to the adoption of the new standard, the Company may recognize a gain on a real estate disposition that previously did not qualify as a sale or for full profit recognition due to the timing of the transfer of control. For the years ended December 31, 2022 and 2021, the Company generated nil revenue from real estate sales.

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

Basic and Diluted Loss Per Share

The Company computes basic and diluted loss per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of December 31, 2022 and 2021 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

The Company’s consolidated balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022 and 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash and cash equivalent, receivable due from related party and other current assets.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, (FASB ASC Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts, rather than the “incurred loss” model. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. The effective date of ASU No. 2016-13 for smaller reporting companies is postponed to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects to adopt ASU No. 2016-13 on January 1, 2023 and believes the adoption will not have a material impact on its financial position and results of operations.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, “Revenue from Contracts with Customers,” as if the acquirer had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt ASU 2021-08 on January 1, 2023.

The management does not believe that other than disclosed above, the recently issued but not yet adopted accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $1,565,579 as of December 31, 2022. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Prepaid expense and other assets

Prepaid expenses and other assets, as of December 31, 2022 and 2021, consisted of following:

	December 31,
	2022	2021
Prepaid OTC filing fee	$2,540	$11,192
Prepaid fuel cards	13,125	-
Other	856	3,500
Prepaid expenses and other assets	$16,521	$14,692

Note 5 – Property and equipment, net

Property and equipment, net, as of December 31, 2022 and 2021, consisted of following:

	December 31,
	2022	2021
Furniture	$24,668	$24,668
Equipment	47,225	38,686
Vehicle	66,265	22,861
Total property and equipment	138,158	86,215
Less: accumulated depreciation	(54,522)	(38,901)
Property and equipment, net	$83,636	$47,314

During the years ended December 31, 2022 and 2021, depreciation expense were $15,621 and $14,609, respectively, which were included and presented in selling, general and administrative expenses on the consolidated statements of operations.

Note 6 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On December 31, 2022 and 2021, the cash balances were fully insured.

For the year ended December 31, 2022, the Company’s revenue generated from two customers in the amount of $107,000 and $15,000, for Customer 1 and 2, respectively. During the year ended December 31, 2021, the Company’s revenue generated from Customer 2 in the amount of $36,000. On December 31, 2022 and 2021, the Company had $nil and $9,000 accounts receivable from Customer 2, respectively.

Note 7 - Related Party Transactions

During the years ended December 31, 2022 and 2021, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $4,809 and $7,591, respectively. On December 31, 2022 and 2021, the Company had balance of due to Mr. Liang in the amount of $nil and $284, respectively.

On January 4, 2021, the Company purchased a vehicle- Mazda from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate per annum for a period of 41 months and monthly installment of $558. As of December 31, 2021, the loan totaled $16,170. During the years ended December 31, 2022 and 2021, the Company made loan payments of $3,903 and $6,691, respectively, for the car loan.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406 with $48,295 car loan after deducting the trade-in Mazda value and rebate from the manufacturer. The monthly installment amount is $671 with 0% APR in a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue, which are amortized based on the actual consumption of the fuel card started from the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the year ended December 31, 2022. During the year ended December 31, 2022, the Company made loan repayments in the total amount of $4,025 and the car loan balance was $44,271 as of December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company incurred professional fee with Speedlight Consulting Services Inc. which owned by one of our directors in the amount of $39,200 and $72,000, respectively. The director was appointed on November 9, 2020 and resigned on January 11, 2023. As of December 31, 2022 and 2021, the Company had balances payable to Speedlight Consulting Services Inc. in the amounts of $60,000 and $63,000, respectively.

During the years ended December 31, 2022 and 2021, the Company generated property management income of $107,000 and $nil from Legend International Investment, LP (“Legend LP”), a related party, of which the management is related to Mr. Patrick Liang, President and CEO of the Company. Pursuant to the agreement, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51 acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 with one year term due to new tenants moving in and additional management services desired.

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

During the years ended December 31, 2022 and 2021, the Company did not make any payments for the operating lease. As of December 31, 2022 and 2021, the Company had $83,070 and $83,070 rent payable toward the lease agreement. $13,953 rent deposit is held toward the lease agreement as of December 31, 2022 and 2021.

The components of lease expense consist of the following:

		For the years ended December 31,
	Classification	2022	2021
Operating lease cost	G&A expense	$-	$64,428

Net lease cost		$-	$64,428

	For the years ended December 31,
	2022	2021
Weighted average discount rate
Operating leases	-	5.5%

Cash flow information related to leases consists of the following:

	For the years ended December 31,
	2022	2021
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$48,321

Note 9 – PPP and SBA Loans

On April 16, 2020, the Company received a promissory note (the “Note”) in the amount of $19,400 under the Paycheck Protection Program (the “PPP Loan”) through East West Bank (the “Lender”). The interest rate on this Note is a fixed rate of 1.00% per annum. According to SBA’s PPP Loan description, the PPP loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (due to likely high subscription, at least 75% of the forgiven amount must have been used for payroll). Forgiveness is based on the employer maintaining or quickly rehiring employees and maintaining salary levels. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. The Company received the forgiveness letter from SBA on March 10, 2021 and the Company recognized under other income in the amount of $19,400 for the year ended December 31, 2021, accordingly.

On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of December 31, 2022 and 2021, the outstanding loan balances were $12,689 and $13,330, respectively. During the year ended December 31, 2022 and 2021, the Company made repayments to the loan in the total amount of $828 and $828, respectively.

On July 2021, the Company received $5,000 grant through California Relief Program to support eligible small business impacted by COVID-19 and related health and safety restrictions. The grant recognized as other income during the year ended December 31, 2021.

Note 10 - Income Taxes

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

As of December 31, 2022 and 2021, the Company has incurred an accumulated net loss of approximately $1.6 million and $1.5 million which resulted in a net operating loss for income tax purposes. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

	December 31, 2022	December 31, 2021
Deferred tax asset:
Net operating loss at statutory rates	$446,087	436,481
Depreciation expense	(25,214)	(5,698)

Total deferred tax asset	420,873	430,783

Valuation allowance	(420,873)	(430,783)
Net deferred tax asset	$-	-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	2022	2021
Federal income tax rate	21.0%	21.0%
Increase in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

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

Note 11 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023. No judgment has been rendered as of March 30, 2023, and the case is still in the pre-trial stage.

Note 12 – Subsequent event

On March 24, 2023, pursuant to an Asset Purchase Agreement between Forge Innovation Development Corp. (the “Company” or the “Buyer”) and Legend Investment Management, LLC (“Legend LLC” or the “Seller”), the Company acquired 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). Legend LP owns 100% of Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site.

The Seller is an affiliate of the Company and therefore the acquisition is being treated as a related party transaction. The Company acquired 51% interest of Legend LP from Legend LLC in exchanged for 1,967,143 common stocks of the Company, valued at $0.70 per share for a total purchase price of $1,377,000, which equals 51% of Legend LP’s approximate net value of $2,700,000 based on (1) the Property’s valuation appraisal report dated on February 20, 2023, (2) Legend LP’s net book value as of February 28, 2023, and (3) the loan agreement to Legend LP by a third-party lender effective on March 23, 2023. After the closing of the acquisition, the Company will own 51% of Legend LP and the Seller will own 15% of Legend LP.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2022 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of evidences for proper approval and review of disbursements. Management does not believe that any of these significant deficiencies materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2022. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Subsequent to the end of the period covered by this report, and in light of the weakness described above, management is in the process of designing and implementing improvements in its internal control over financial reporting and we currently plan tom hire an independent third-party consultant to assist in identifying and determining the appropriate accounting procedures and controls to implement.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of the directors and executive officers of the Company as of December 31, 2022, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Patrick Liang	39	President, CEO, CFO and Director	2016
Hengjiang Pang (1)	42	Director	2020

(1) Mr. Pang resigned as a Director of the company on January 11, 2023.

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

Director Independence

The Board consists of two members as of December 31, 2022, none of whom meet the independence requirements of the Nasdaq Stock Market as currently in effect.

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

Item 11. Executive Compensation

Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2022, 2021 and 2020. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Patrick Liang	2022	60,000							60,000
President, Chief	2021	60,000	-	-	-	-	-	-	60,000
Executive Officer, Chief Financial Officer, Director	2020	60,000	-	-	-	-	-	-	60,000

Xiaowei Guo (1)	2020

Hengjiang Pang (1) (2) Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-
	2020	-	-	-	-	-	-	-	-

(1)	Ms. Guo resigned as a Director of the company on November 9, 2020 and Mr. Pang was appointed as Director on November 9, 2020
(2)	Mr. Pang resigned as a Director of the company on January 11, 2023.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of December 31, 2022 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name and Address of Beneficial Owner (3)	Position	Amount of Shares Beneficial Owned		Percent of class (1)
Patrick Liang	President, CEO, CFO and Director	37,184,843	(2)	81.51%
Hengjiang Pang (4)(5)	Director	2,800,600		6.14%
Officers and Directors as a Group (2 persons)		39,985,43		87.65%

(1)	Based upon 45,621,868 shares outstanding as of December 31, 2022.
(2)	Includes 10,000 shares owned by Mr. Liang’s wife.
(3)	The addresses of the officers and directors of the Company is 6280 Mission Blvd Unit 205, Jurupa Valley, CA 92509.
(4)	Includes 2,800,400 shares owned by Mr. Pang’s wife.
(5)	Mr. Pang resigned as a Director of the Company on January 11, 2023.

Item 13. Certain Relationships and Related Transactions

During the years ended December 31, 2022 and 2021, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $4,809 and $7,591, respectively. On December 31, 2022 and 2021, the Company had balance of due to Mr. Liang in the amount of $nil and $284, respectively.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate per annum for a period of 41 months and monthly installment of $558. As of December 31, 2021, the loan totaled $16,170. During the years ended December 31, 2022 and 2021, the Company made loan payments of $3,903 and $6,691, respectively, for the car loan.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406 with $48,295 car loan after deducting the trade-in Mazda value and rebate from the manufacturer. The monthly installment amount is $671 with 0% APR in a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue, which are amortized based on the actual consumption of the fuel card started from the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the year ended December 31, 2022. During the year ended December 31, 2022, the Company made loan repayments in the total amount of $4,025 and the car loan balance was $44,271 as of December 31, 2022.

During the years ended December 31, 2022 and 2021, the Company incurred professional fee with Speedlight Consulting Services Inc. which owned by one of our directors in the amount of $39,200 and $72,000, respectively. The director was appointed on November 9, 2020 and resigned on January 11, 2023. As of December 31, 2022 and 2021, the Company had balances payable to Speedlight Consulting Services Inc. in the amounts of $60,000 and $63,000, respectively.

During the years ended December 31, 2022 and 2021, the Company generated property management income of $107,000 and $nil from Legend International Investment, LP (“Legend LP”), a related party, of which the management is related to Mr. Patrick Liang, President and CEO of the Company. Pursuant to the agreement, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 with one year term due to new tenants moving in and additional management services desired.

Item 14. Principal Accountant Fees and Services.

During 2022 and 2021, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended December 31, 2022, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2021.

	Year ended December 31,
	2022	2021
Audit Fees	$9,500	$9,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$1,200	$1,200

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2023.

FORGE INNOVATION DEVELOPMENT CORP.

By:	/s/ Patrick Liang
Patrick Liang Chief Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Patrick Liang	Dated: March 31, 2023
Patrick Liang
Chief Executive Officer, CFO, Sec. and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

