Form 10-Q
period 2023-03-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2023-05-15
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at May 12, 2023, was 47,589,011.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2023

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,943	$11,734
Account receivable	85,779	-
Prepaid expense and other current assets	68,688	16,521

Total Current Assets	163,410	28,255

NONCURRENT ASSETS
Property and equipment, net	77,423	83,636
Real estate investments	7,888,323	-
Rent deposit	13,953	13,953
Total Non-Current Assets	7,979,699	97,589
TOTAL ASSETS	$8,143,109	$125,844

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$108,263	$4,029
Other payable - Related Party	74,370	60,000
Unearned revenue	44,957	13,124
Rent payable	83,070	83,070
Loans payable to related parties	658,000	-
Loans, current	3,925,734	8,236

Total Current Liabilities	4,894,394	168,459

Long term portion of Chase auto loan	34,210	36,222
Long term portion of SBA loan	12,295	12,502
Security deposits	121,893	-

Total Non-Current Liabilities	168,398	48,724
TOTAL LIABILITIES	5,062,792	217,183

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 47,589,011 and 45,621,868 shares issued and outstanding	4,759	4,562
Additional paid-in capital	2,846,481	1,469,678
Accumulated deficit	(1,093,923)	(1,565,579)
Total Forge Stockholders’ Equity	1,757,317	(91,339)
Noncontrolling interests	1,323,000	-
Total Equity (Deficit)	3,080,317	(91,339)
TOTAL LIABILITIES AND EQUITY	$8,143,109	$125,844

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022

Property management income from related party	$45,000	$-
Property management income	-	15,604
Total revenue	45,000	15,604

Operating expenses
Professional expenses	20,800	9,800
Selling, general and administrative expenses	42,524	36,561

Total operating expenses	63,324	46,361

Other income
Other income	2,292	-
Gain on bargain purchase	487,688	-
Total other income	489,980	-

Net income (loss) before tax	471,656	(30,757)
Income tax	-	-
Net income (loss)	$471,656	$(30,757)

Earning (loss) per common share, basic and diluted	$0.01	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	45,791,085	45,621,868

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$471,656	$(30,757)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	6,213	5,077
Gain on bargain purchase	(487,688)	-
Change in operating assets and liabilities:
Account receivable	(4,000)	4,000
Prepaid expense and other current assets	(2,208)	2,500
Other receivable-related party	-	(608)
Unearned revenue	(2,292)	-
Other current liability – related party	-	(2,196)
Accounts payable and accrued liabilities	(22)	(16,596)
Net cash used in operating activities	(18,341)	(38,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(9,975)
Cash acquired from acquiree	3,192	-
Net cash provided by (used in) investing activities	3,192	(9,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loan and car loans	(2,012)	(20)
Advance from a related party	14,370	-
Net cash provided by (used in) financing activities	12,358	(20)

Net decrease in Cash	(2,791)	(48,575)
Cash at beginning of period:	11,734	60,364
Cash at end of period:	$8,943	$11,789

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$-	$-

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Shares issued for acquisition of acquiree	$1,377,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2023	45,621,868	$4,562	$1,469,678	$(1,565,579)	$-	$(91,339)
Net income	-	-	-	471,656	-	471,656
Acquisition of acquiree	1,967,143	197	1,376,803	-	1,323,000	2,700,000
Balance, March 31, 2023 (unaudited)	47,589,011	$4,759	$2,846,481	$(1,093,923)	1,323,000	$3,080,317

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, December 31, 2021	45,621,868	$4,562	$1,469,678	$(1,531,467)	$(57,227)
Net loss	-	-	-	(30,757)	(30,757)
Balance, March 31, 2022 (unaudited)	45,621,868	$4,562	$1,469,678	$(1,562,224)	$(87,984)

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of March 31, 2023, we have not generated any income from the subsidiary due to our business strategy adjustment.

On March 24, 2023, pursuant to an Asset Purchase Agreement between Forge and Legend Investment Management, LLC (“Legend LLC” or the “Seller”), the Company acquired 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). Legend LP owns 100% of Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site.

A relative of the President of Forge has significant influence of the Seller’s management, therefore the acquisition is being treated as a related party transaction. The Company acquired 51% interest of Legend LP from Legend LLC in exchanged for 1,967,143 common stocks of the Company, valued at $0.70 per share for a total purchase price of $1,377,000. 51% of Legend LP approximate valued at $2,700,000 based on (1) the Property’s valuation appraisal report dated on February 20, 2023, (2) Legend LP’s net book value as of February 28, 2023, and (3) the loan agreement to Legend LP by a third-party lender effective on March 23, 2023. Upon consummation of the acquisition, the Company owns 51% of Legend LP and the Seller owns 15% of Legend LP.

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Business Combination

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair values of these identifiable assets and liabilities over the fair value of purchase consideration is recorded as gain on bargain purchase included in other income on the consolidated statement of operations.

Noncontrolling Interests

Non-controlling interests are portions of entities included in the condensed consolidated financial statements that are not attributable to the Company. Non-controlling interests are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interest equity balances include the non-controlling entity’s initial contribution at the date of the original acquisition, on-going contributions, distributions, and percentage share of earnings since inception. The non-controlling interests are calculated based on percentages of ownership.

New Accounting Standards Adopted

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts, rather than the “incurred loss” model. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. The Company adopted ASU No. 2016-13 on January 1, 2023, which had no impact on the beginning balance of the Company’s balance as there was no receivable balances as of January 1, 2023.

Recently Issued Accounting Pronouncements Not Yet Adopted

The management does not believe that other than disclosed above, the recently issued but not yet adopted accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $1,093,923 as of March 31, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Real Estate Investments

	March 31,	December 31,
	2023 (Unaudited)	2022
Commercial building	$6,440,713	$-
Tenant improvements	416,610	-
Construction in progress	504,000	-
Land	527,000	-
Total real estate investments, at cost	7,888,323	-
Less: accumulated depreciation	-	-
Total real estate investments, net	$7,888,323	$-

Note 5 – Income Taxes

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

For the three months ended March 31, 2023 and 2022, the Company has incurred a net income before tax of $471,656 and net loss before tax of $30,757, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of March 31, 2023 and December 31, 2022, deferred tax assets resulted from NOLs of approximately $444,567 and $420,873, respectively, which were fully off-set by valuation allowance reserved.

Note 6 - Related Party Transactions

During the three months ended March 31, 2023 and 2022, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $7,945 and $nil, respectively. As of March 31, 2023 and December 31, 2022, the Company had payable balance to Mr. Liang in the amount of $14,370 and $8,212, respectively.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406.12 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company made loan payment of $2,012.

As of March 31, 2023 and December 31, 2022, the Company had payable of $60,000 and $60,000, respectively, owing to Speedlight Consulting Services Inc. for consulting services, which was owned by a previous director, appointed in November 2020 and resigned on January 11, 2023. The amount is unsecure, non-interest-bearing and due on demand.

During the three months ended March 31, 2023 and 2022, the Company generated property management income of $45,000 and $nil from Legend LP. Pursuant to the agreement between Legend LP and the Company, the Company manages the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51 acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 with one year term due to new tenants moving in and additional management services desired. On March 24, 2023, the Company acquired 51% interest in Legend LP from Legend LLC. Legend LP became a subsidiary of the Company.

As of March 31, 2023, Legend LP had loans payable in the total amount of $658,000, owing to three entities under the control by the Mother of Mr. Liang, the President of the Company. The amount is unsecure, non-interest-bearing and due on demand.

Note 7 – Commercial and SBA Loans

On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of March 31, 2023 and December 31, 2022, the outstanding loan balances were $12,689 and $12,689, respectively.

Upon acquisition of Legend LP, the Company assumed loans from Legend LP which was payable to a third party in the principal amount of $3,531,200 (the “Existing Loan”). On March 23, 2023, Legend LP used its Property and rental incomes of the Property and refinanced with the same third party in a promissory note (the “Note”), which provided additional funds after paid off the Existing Loan for the renovation of certain suites of the Property and reserve some interest payments, at the interest rate of “The Wall Street Journal Prime Rate” plus 3.73% per annum. The Note rate shall be reset whenever The Wall Street Journal Prime Rate Changes. The Note was formally signed and completed between Legend LP and the third-party lender on April 5, 2023.

The Company also assumed a loan from a third party in the total amount of $386,091, which is unsecured, non-interest-bearing and due one demand.

Note 8 – Acquisition of Legend

On March 23, 2023, the Company acquired 51% of partnership interest of Legend LP from Legend LLC, for issuance of 1,967,143 common stocks of the Company, with a total fair value of $1,377,000. Legend LP became a subsidiary of the Company. Legend LP owns 100% of Mission Marketplace: a grocery anchored shopping center located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site. Legend LLC is a related party of the President of the Company. A relative of the President of Forge has significant influence of Legend LP, therefore the acquisition has been treated as a business combination between related parties. The assets and liabilities of Legend LP assumed were accounted for by the Company at historical carrying value on the acquisition date.

The following table presents the allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values.

Allocation
Total purchase consideration	$1,377,000
Fair value of non-controlling interests	1,323,000
Total consideration	2,700,000

Identifiable net assets acquired:
Cash	$3,192
Account receivable	81,779
Prepaid expenses and other	49,959
Real estate investments (Note 5)	7,888,323
Accounts payable and accrued liabilities	(104,256)
Security deposits payable	(121,893)
Unearned revenue	(34,125)
Loans to related parties (Note 7)	(658,000)
Loans, current (Note 9)	(3,917,291)
Net assets acquired	3,187,688
Gain on bargain purchase	$(487,688)

Given the nature of Legend LP’s operations, substantially all revenue and expenses incurred at the beginning of the month. Considering the short period of 7 days from acquisition date to the quarter end, upon agreement with Legend LLC, the Company will start to consolidate the operation results of Legend LP from April 1, 2023.

Note 9 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. No judgment has been rendered as of March 31, 2023, and the case is still in the pre-trial stage. As of March 31, 2023 and December 31, 2022, the Company had $83,070 and $83,070 rent payable toward the lease agreement, respectively

Note 10 - Subsequent Event

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events through the date of issuance of these unaudited financial statements and no subsequent events were noted except the one disclosed under Note 7.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of March 31, 2023, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

A relative of the President of Forge has significant influence of the Seller’s management, therefore the acquisition is being treated as a related party transaction. The Company acquired 51% interest of Legend LP from Legend LLC in exchanged for 1,967,143 common stocks of the Company, valued at $0.70 per share for a total purchase price of $1,377,000, which equals 51% of Legend LP’s approximate net value of $2,700,000 based on (1) the Property’s valuation appraisal report dated on February 20, 2023, (2) Legend LP’s net book value as of February 28, 2023, and (3) the loan agreement to Legend LP by a third-party lender effective on March 23, 2023. After the closing of the acquisition, the Company will own 51% of Legend LP and the Seller will own 15% of Legend LP.

Results of Operation for the three months ended March 31, 2023 and 2022

For the three months ended March 31, 2023, we had total revenue of $45,000, as compared to $15,604 for the three months ended March 31, 2022, an increase of $29,396 or 188%. The increase was mainly due to the newly signed property management agreement with Legend LP in 2022.

During the three months ended March 31, 2023 and 2022, the Company incurred general and administrative expenses of $42,524 and $36,561, respectively. The increasing was mainly attributable to the increase in legal and audit fees due to the acquisition of Legend LP’s interest occurred in the first quarter of 2023. For the three months ended March 31, 2023, our net income was $471,656. The net loss for the three months ended March 31, 2022 was $30,757. The change was mainly due to the gain on bargain purchase resulting from the acquisition of Legend LP’s interest, compared to the same period last year.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016, except for current quarter, and as of March 31, 2023, we had an accumulated deficit of $1,093,923. As of March 31, 2023, we had cash of $8,943 and a negative working capital of $4,730,984, compared to cash of $11,734 and a negative working capital of $140,204 as of December 31, 2022. The increase in the working capital deficiency was primarily due to cash used to pay for operating expenses and assumed loans from the acquisition of Legend LP’s interest.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. No judgment has been rendered as of March 31, 2023, and the case is still in the pre-trial stage.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 24, 2023, pursuant to an Asset Purchase Agreement between Forge and Legend Investment Management, LLC (“Legend LLC” or the “Seller”), the Company acquired 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). Legend LP owns 100% of Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site.

A relative of the President of Forge has significant influence of the Seller’s management, therefore the acquisition is being treated as a related party transaction. The Company acquired 51% interest of Legend LP from Legend LLC in exchanged for 1,967,143 common stocks of the Company, valued at $0.70 per share for a total purchase price of $1,377,000. 51% of Legend LP approximate valued at $2,700,000 based on (1) the Property’s valuation appraisal report dated on February 20, 2023, (2) Legend LP’s net book value as of February 28, 2023, and (3) the loan agreement to Legend LP by a third-party lender effective on March 23, 2023. Upon consummation of the acquisition, the Company owns 51% of Legend LP and the Seller owns 15% of Legend LP.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: May 15, 2023	/s/ Patrick Liang
Patrick Liang
Chief Executive Officer

Date: May 15, 2023	/s/ Patrick Liang
Patrick Liang
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

