Form 10-Q
period 2023-06-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2023-08-14
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-218248

FORGE INNOVATION DEVELOPMENT CORP.

(Exact name of small business issuer as specified in its charter)

nevada	81-4635390
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on August 14, 2023, was 50,389,011.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED June 30, 2023

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$628	$11,734
Account receivable	97,856	-
Deferred share-based compensation	1,917,041	-
Prepaid expense and other current assets	63,049	16,521

Total Current Assets	2,078,574	28,255

NONCURRENT ASSETS
Property and equipment, net	73,078	83,636
Real estate investments, net	8,140,362	-
Rent deposit	-	13,953
Total Non-Current Assets	8,213,440	97,589
TOTAL ASSETS	$10,292,014	$125,844

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$127,479	$4,029
Other payable - related party	89,532	60,000
Unearned revenue	43,167	13,124
Rent payable	60,000	83,070
Loans payable - related parties	715,529	-
Loans payable	394,740	8,236

Total Current Liabilities	1,430,447	168,459

Security deposits payable	121,893	-
Rent payable	40,000	-
Long term portion of Chase auto loan	32,198	36,222
Long term portion of SBA loan	12,088	12,502
Commercial loan	4,004,200	-
TOTAL LIABILITIES	5,640,826	217,183

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,389,011 and 45,621,868 shares issued and outstanding	5,039	4,562
Additional paid-in capital	4,806,201	1,469,678
Accumulated deficit	(1,329,119)	(1,565,579)
Total Forge Stockholders’ Equity (Deficit)	3,482,121	(91,339)
Non-controlling interests	1,169,067	-
Total Equity (Deficit)	4,651,188	(91,339)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$10,292,014	$125,844

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues
Property management income	$—	$5,259	$—	$5,863
Property management income from a related party	—	25,000	45,000	40,000
Rent income	133,010	—	133,010	—
Total revenues	133,010	30,529	178,010	45,863

Operating Expenses
Professional expenses	15,600	9,800	36,400	19,600
Depreciation expense	115,634	9,198	121,847	14,275
Share-based compensation	42,959	—	42,959	—
Selling, general and administrative expenses	62,080	23,085	98,391	54,569
Property operating	52,010	—	52,010	—

Total operating expenses	288,283	42,083	351,607	88,444

Other income (expenses):
Interest expense and loan fee, net	(204,763)	—	(204,763)	—
Gain on bargain purchase	—	—	487,688	—
Gain on debt settlement	—	3,284	—	3,284
Other expense, net	(29,093)	—	(26,801)	—
Total other income (expense), net	(233,856)	3,284	256,124	3,284

Net income (loss) before income tax	(389,129)	(8,540)	82,527	(39,297)
Income tax expense	—	(800)	—	(800)

Net income (loss)	$(389,129)	$(9,340)	$82,527	$(40,097)
Net loss attributable to non-controlling interests in a subsidiary	(153,933)	—	(153,933)	—
Net income (loss) attributable to common stockholders	$(235,196)	$(9,340)	$236,460	$(40,097)

Weighted average shares outstanding:
Basic and diluted	47,712,088	45,621,868	46,759,697	45,621,868

Earnings per share:
Basic and diluted	$(0.00)	$(0.00)	$0.01	(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$82,527	$(40,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	121,847	14,275
Share-based compensation	42,959	—
Debt settlement	—	(3,284)
Bad debt reserve	—	3,500
Gain on bargain purchase	(487,688)	—
Change in operating assets and liabilities:
Account receivable	(16,077)	(1,000)
Prepaid expense and other current assets	3,431	5,547
Accrued interest and loan fee	110,956	—
Rent deposit	13,953	—
Rent payable	16,930	—
Unearned revenue	(4,082)	—
Other current liability – related party	1,500	(5,598)
Accounts payable and accrued liabilities	19,194	(12,872)
Net cash used in operating activities	(94,550)	(39,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,078)	(17,975)
Cash acquired from Legend	3,192	—
Net cash provided by (used in) investing activities	2,114	(17,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loan and car loans	(4,231)	(227)
Repayment to a related party	(24,338)	—
Advance from related parties	109,899	—
Net cash provided by (used in) financing activities	81,330	(227)

Net decrease in Cash	(11,106)	(57,731)
Cash at beginning of period:	11,734	60,364
Cash at end of period:	$628	$2,633

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$109,519	$—
Income taxes paid	$—	$—

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Shares issued for acquisition of Legend	$1,377,000	$-
Purchase of real estate investment settled by loans	$362,250	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, March 31, 2023 (unaudited)	47,589,011	$4,759	$2,846,481	$(1,093,923)	$1,323,000	$3,080,317
Shares issued for compensation	2,800,000	280	1,959,720	-	-	1,960,000
Net loss	-	-	-	(235,196)	(153,933)	(389,129)
Balance, June 30, 2023 (unaudited)	50,389,011	$5,039	$4,806,201	$(1,329,119)	$1,169,067	$4,651,188

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, December 31, 2022	45,621,868	$4,562	$1,469,678	$(1,565,579)	$-	$(91,339)
Net loss	-	-	-	236,460	(153,933)	82,527
Shares issued for compensation	2,800,000	280	1,959,720	-	-	1,960,000
Acquisition of Legend	1,967,143	197	1,376,803	-	1,323,000	2,700,000
Balance, June 30, 2023 (unaudited)	50,389,011	$5,039	$4,806,201	$(1,329,119)	$1,169,067	$4,651,188

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, March 31, 2022 (unaudited)	45,621,868	$4,562	$1,469,678	$(1,562,224)	$(87,984)
Net loss	-	-	-	(9,340)	(9,340)
Balance, June 30, 2022 (unaudited)	45,621,868	$4,562	$1,469,678	$(1,571,564)	$(97,324)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, December 31, 2021	45,621,868	$4,562	$1,469,678	$(1,531,467)	$(57,227)
Net loss	-	-	-	(40,097)	(40,097)
Balance, June 30, 2022 (unaudited)	45,621,868	$4,562	$1,469,678	$(1,571,564)	$(97,324)

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of June 30, 2023, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

A relative of the President of the Company has significant influence of the Seller’s management, therefore the acquisition is being treated as a related party transaction. The Company acquired 51% interest of Legend LP from Legend LLC in exchanged for 1,967,143 common stocks of the Company, valued at $0.70 per share for a total purchase price of $1,377,000, which equals 51% of Legend LP’s approximate net value of $2,700,000 based on (1) the Property’s valuation appraisal report dated on February 20, 2023, (2) Legend LP’s net book value as of February 28, 2023, and (3) the loan agreement to Legend LP by a third-party lender effective on March 23, 2023. After the closing of the acquisition, the Company will own 51% of Legend LP and the Seller will own 15% of Legend LP.

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

Non-controlling Interests

Non-controlling interests are portions of entities included in the consolidated financial statements that are not attributable to the Company. Non-controlling interests are identified separately from the Company’s stockholders’ equity and its net income (loss). Non-controlling interest equity balances include the non-controlling entity’s initial contribution at the date of the original acquisition, on-going contributions, distributions, and percentage share of earnings since inception. The non-controlling interests are calculated based on percentages of ownership.

Share-based compensation

The Company accounts for stock options and other equity-based compensation issued in accordance with ASC 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees’ requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $1,329,119 as of June 30, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Real Estate Investments

	June 30, 2022	December 31, 2022
	(Unaudited)
Commercial building	$7,026,233	$-
Tenant improvements	736,000	-
Construction in progress	590,250	-
Land	527,000	-
Total real estate investments, at cost	8,879,483	-
Less: accumulated depreciation	(739,121)	-
Total real estate investments, net	$8,140,362	$-

Note 5 - Income Taxes

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

For the three months ended June 30, 2023 and 2022, the Company has incurred a net loss of $389,129 and $9,340, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred net income of $82,257 and net loss of $40,097, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2023 and December 31, 2022, deferred tax assets resulted from NOLs of approximately $526,284 and $420,873, respectively, which were fully off-set by valuation allowance reserved.

Note 6 - Related Party Transactions

During the six months ended June 30, 2023 and 2022, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $14,370 and $4,809, respectively. Repayment paid back to Mr. Liang totaled $14,337 and $nil for the six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, the Company had payable balance to Mr. Liang in the amount of $33 and $nil, respectively.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406.12 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the year ended December 31, 2022. During the six months ended June 30, 2023, the Company made loan payment of $4,231.

As of June 30, 2023 and December 31, 2022, the Company had payable of $61,500 and $60,000, respectively, owing to Speedlight Consulting Services Inc. (“Speedlight”) for consulting services, which was owned by a previous director, appointed on November 2020 and resigned on January 11, 2023. The amount is unsecure, non-interest-bearing and due on demand. During the six months ended June 30, 2023 and 2022, the Company incurred professional fee with Speedlight in the total amount of $4,500 and $19,600, respectively.

During the six months ended June 30, 2023, the Company received advance of $28,000 from Mr. Hua Guo, an officer of the Company for operating expenses. As of June 30, 2023, the amount payable to Mr. Hua Guo is $28,000. The amount is unsecure, non-interest-bearing and due on demand.

During the six months ended June 30, 2023 and 2022, the Company generated property management income of $45,000 and $40,000 from Legend. Pursuant to the agreement between Legend and the Company, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51 acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 with one year term due to new tenants moving in and additional management services desired. On March 24, 2023, the Company acquired 51% interest in Legend LP from Legend LLC. Legend LP became a subsidiary of the Company.

As of June 30, 2023, Legend LP had loans payable in the total amount of $709,500, owing to three entities under the control by the Mother of Mr. Liang, the President of the Company. The amount is unsecure, non-interest-bearing and due on demand. Of the total amount payable, $658,000 was assumed by acquisition of Legend LP. During the three months ended June 30, 2023, the Company received additional advance of $61,500 from and repaid $10,000 to these entities.

Note 7 – Commercial and SBA Loans

On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of June 30, 2023 and December 31, 2022, the outstanding loan balances were $12,689 and $12,689, respectively.

Upon acquisition of Legend LP, the Company assumed loans from Legend LP which is payable to a third party in the principal amount of $3,531,200 (the “Existing Loan”). On March 23, 2023, Legend LP extended the Existing Loan with the third party in a promissory note (the “Note”) at the interest rate of 3.73% per annum over “The Wall Street Journal Prime Rate,” as the rate may change from time to time. “The Wall Street Journal Prime Rate” is and shall mean the variable rate of interest, on a per annum basis, which is announced and/or published in the Money Rates section of The Wall Street Journal from time to time as its prime rate. The Note rate shall be redetermined whenever The Wall Street Journal Prime Rate Changes. The Note was formally signed and completed between Legend LP and the third-party lender on April 5, 2023. Pursuant to the Note, the loan is due March 20, 2025. During the three months ended June 30, 2023, the Company received additional amount of $362,250 from this third party which was paid directly to vendors for real estate investments by the creditor. The Company accrued interest and loan fee of $110,956 under the Note. During the three months ended June 30, 2023, the Company recognized interest expense and loan fee of $204,763. Interest payable of $39,835 was included in accounts payable and accrued liabilities as at June 30, 2023.

The Company also assumed a loan from a third party in the total amount of $386,091 upon acquisition of Legend LP, which is unsecured, non-interest-bearing and due one demand.

Note 8 – Acquisition of Legend

On March 23, 2023, the Company acquired 51% of partnership interest of Legend LP from Legend LLC, for issuance of 1,967,143 common stocks of the Company, with a total fair value of $1,377,000. Legend became a subsidiary of the Company. Legend LP owns 100% of Mission Marketplace: a grocery anchored shopping center located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site. Legend LLC is a related party of the President of the Company. The acquisition has been accounted for as a business combination in accordance with ASC 805 Business Combinations.

The following table presents the allocation of the consideration transferred to the assets acquired and liabilities assumed based on their fair values.

Allocation
Total purchase consideration	$1,377,000
Fair value of non-controlling interests	1,323,000
Total consideration	2,700,000

Identifiable net assets acquired:
Cash	$3,192
Account receivable	81,779
Prepaid expenses and other	49,959
Real estate investments	7,888,323
Accounts payable and accrued liabilities	(104,256)
Security deposits payable	(121,893)
Unearned revenue	(34,125)
Loans to related parties	(658,000)
Loans, current	(3,917,291)
Net assets acquired	3,187,688
Gain on bargain purchase	$(487,688)

Given the nature of Legend’s operations, substantially all revenue and expenses incurred at the beginning of the month. Considering the short period of 7 days from acquisition date to the quarter end, upon agreement with Legend LLC, the Company would start to consolidate the operation results of Legend from April 1, 2023. From April 1, 2023 to June 30, 2023, the Company recognized net loss of $314,147 from operations of Legend LP.

Note 9 – Stockholders’ Equity

As of June 30, 2023 and December 31, 2022, the Company had 50,389,011 and 45,621,868 shares of common stock issued and outstanding, respectively.

On March 24, 2023, the Company issued 1,967,143 shares of common stock to complete the acquisition of Legend (Note 8).

2023 Equity Incentive Plan

On June 15, 2023, the Board of the Company adopted an equity incentive plan to increase stockholder value and to advance the interests of the Company by furnishing a variety of economic incentives (“Incentives”) designed to attract, retain and motivate employees, certain key consultants and directors of the Company. Incentives may consist of opportunities to purchase or receive shares of Common Stock, $0.0001 par value, of the Company (“Common Stock”) on terms determined under this plan (the “2023 Equity Incentive Plan”). Under the 2023 Equity Incentive Plan, the Company can issue up to 5,000,000 shares of common stocks of the Company. Incentives may be granted in any one or a combination of: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; and (e) performance shares. Such incentives may be subject to vesting conditions determined by the Board of Directors at grant. The maximum term of options or other stock-based award granted is ten years or such lesser time as determined by the Board of Directors at the time of grant.

On June 26, 2023, the Company granted a total of 2,800,000 shares of common stock of the Company to four consultants for one-year consulting services, pursuant to the Company’s 2023 Equity Incentive Plan. The fair value of the shares granted was valued in the amount of $1,960,000 at the grant date. For the three months ended June 30, 2023, the Company recognized share-based compensation in the amount of $42,959. As of June 30, 2023, the deferred share-based compensation totaled $1,917,041.

As of June 30, 2023, the Company’s common stock issuable under the 2023 Equity Incentive Plan totaled 2,200,000 shares.

Note 10 - Commitment and Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the three and six months ended June 30, 2023, the Company recognized settlement loss of $30,883 which is included in other expenses, net on the consolidated statement of operations. As of June 30, 2023, the Company had $100,000 in rent payable to PHBC-II, with $60,000 within one year and $40,000 due after one year. As of December 31, 2022, the Company had $83,070 rent payabletoward the lease agreement.

Note 11- Subsequent Event

On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 (the “Settlement”). Pursuant to the Settlement, the rent payment shall be paid in full with certain payment schedules on or before May 10, 2026. Once the $100,000 has been paid in full, the Settlement shall be considered to be satisfied and the Company shall not be obligated to make any further payments.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of June 30, 2023, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

A relative of the President of the Company has significant influence of the Seller’s management, therefore the acquisition is being treated as a related party transaction. The Company acquired 51% interest of Legend LP from Legend LLC in exchanged for 1,967,143 common stocks of the Company, valued at $0.70 per share for a total purchase price of $1,377,000, which equals 51% of Legend LP’s approximate net value of $2,700,000 based on (1) the Property’s valuation appraisal report dated on February 20, 2023, (2) Legend LP’s net book value as of February 28, 2023, and (3) the loan agreement to Legend LP by a third-party lender effective on March 23, 2023. After the closing of the acquisition, the Company will own 51% of Legend LP and the Seller will own 15% of Legend LP.

Results of operation for the three months ended June 30, 2023

For the three months ended June 30, 2023, we had total revenue of $133,010, as compared to $30,259 for the three months ended June 30, 2022, an increase of $102,751 or 340%. The increase was mainly due to the acquisition of Legend LP in the first quarter of 2023 which generated rent income for the three months ended June 30, 2023.

For the three months ended June 30, 2023, we had property management income of $nil, as compared to $5,259 for the three months ended June 30, 2022, a decrease of $5,259 or 100%. The decrease was due to the termination of property management services with a third party in April 2022.

For the three months ended June 30, 2023, we had property management income from related party, Legend LP, in the amount of $nil, as compared to $25,000 for the three months ended June 30, 2022, a decrease of $25,000. The decrease was mainly due to the acquisition of Legend LP, which eliminated to recognize property management income from Legend LP as intercompany transaction for the three months ended June 30, 2023.

For the three months ended June 30, 2023, the Company had total rent income generated by Legend LP of $133,010 as compared to $nil during the three months ended June 30, 2022, an increase of $133,010, or 100%. The increase was mainly resulted from the acquisition of Legend LP.

During the three months ended June 30, 2023 and 2022, the Company incurred general and administrative expenses of $62,080 and $23,085, respectively. During the same period of 2022 and 2023, the depreciation expense increased from $9,198 to $115,634, and property operating expense increased from $nil to $52,010. The increases in expenses are mainly due to the acquisition of Legend LP, which leads more depreciation expenses and property operating related expenses.

During the three months ended June 30, 2023 and 2022, the Company had interest expense of $204,763 and $nil occurred from the loans of Legend LP.

For the three months ended June 30, 2023 and 2022, the Company had share-based compensation of $42,959 and $nil. The increase is due to the adoption of 2023 Equity Incentive Plan and the issuance of 2,800,000 shares of common stocks under the plan to the Company’s 2023 Equity Incentive Plan.

Results of operation for the six months ended June 30, 2023

For the six months ended June 30, 2023, we had total revenue of $178,010, as compared to $45,863 for the six months ended June 30, 2022, an increase of $132,147 or 288%. The increase was mainly due to the acquisition of Legend LP in the first quarter of 2023.

For the six months ended June 30, 2023, we had property management income of $45,000, as compared to $45,863 for the six months ended June 30, 2022, a decrease of $863. The decrease was mainly due to the acquisition of Legend LP, which eliminated to recognize property management income from Legend LP as intercompany transaction for the three months ended June 30, 2023.

For the six months ended June 30, 2023, the Company had total rent income generated by Legend LP of $133,010 as compared to $nil during the six months ended June 30, 2022, an increase of $133,010, or 100%. The increase was mainly resulted from the acquisition of Legend LP.

During the six months ended June 30, 2023 and 2022, the Company incurred general and administrative expenses of $98,391 and $54,569 respectively. During the same period of 2022 and 2023, the depreciation expense increased from $14,275 to $121,847, and property operating expense increased from $nil to $52,010. The increases in expenses are mainly due to the acquisition of Legend LP, which led to more depreciation expenses and property operating related expenses.

During the six months ended June 30, 2023 and 2022, the Company had interest expense of $204,763 and $nil occurred from the loans of Legend LP.

During the six months ended June 30, 2023 and 2022, the Company had gain on bargain purchase of $487,688 and $nil on the acquisition of Legend LP.

For the six months ended June 30, 2023 and 2022, the Company had share-based compensation of $42,959 and $nil. The increase is due to the adoption of 2023 Equity Incentive Plan and the issuance of 2,800,000 shares of common stocks under the plan to the Company’s 2023 Equity Incentive Plan.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016, except for prior quarter, and as of June 30, 2023, we had an accumulated deficit of $1,329,119. As of June 30, 2023, we had cash of $628 and a working capital of $648,127, compared to cash of $11,734 and a negative working capital of $140,204 as of December 31, 2022. The change in the working capital was primarily due to cash used to pay for operating expenses, deferred compensation and acquired loans from Legend.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the three and six months ended June 30, 2023, the Company recognized settlement loss of $30,883 which is included in other expenses, net on the consolidated statement of operations. As of June 30, 2023, the Company had $100,000 in rent payable to PHBC-II, with $60,000 within one year and $40,000 due after one year. As of December 31, 2022, the Company had $83,070 rent payable  toward the lease agreement.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2023, the Company granted total 2,800,000 shares of common stock of the Company to four consultants, pursuant to the Company’s 2023 Equity Incentive Plan, the shares of which were registered with the SEC by filing of the Form S-8 dated on June 16, 2023. The fair value of the shares granted was valued in the amount of $1,960,000 at grant date. For the three months ended June 30, 2023, the Company recognized share-based compensation in the amount of $42,959. As of June 30, 2023, the deferred share-based compensation totaled $1,917,041.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: August 14, 2023	/s/ Patrick Liang
Patrick Liang
Chief Executive Officer

Date: August 14, 2023	/s/ Patrick Liang
Patrick Liang
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

