Form 10-Q
period 2023-09-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2023-11-14
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding on November 13, 2023, was 50,389,011.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2023

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,686	$11,734
Account receivable	109,509	-
Deferred share-based compensation	1,423,014	-
Prepaid expense and other current assets	93,923	16,521

Total Current Assets	1,637,132	28,255

NONCURRENT ASSETS
Property and equipment, net	68,812	83,636
Real estate investments, net	8,162,521	-
Rent deposit	-	13,953
Total Non-Current Assets	8,231,333	97,589
TOTAL ASSETS	$9,868,465	$125,844

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$133,537	$4,029
Due to related parties	944,334	60,000
Unearned revenue	40,998	13,124
Rent payable, current	45,294	83,070
Loan payables	394,809	8,236

Total Current Liabilities	1,558,972	168,459

Security deposits payable	121,893	-
Rent payable	40,000	-
Long term portion of Chase auto loan	30,186	36,222
Long term portion of SBA loan	11,881	12,502
Commercial loan	4,119,950	-
TOTAL LIABILITIES	5,882,882	217,183

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,389,011 and 45,621,868 shares issued and outstanding	5,039	4,562
Additional paid-in capital	4,806,201	1,469,678
Accumulated deficit	(1,912,844)	(1,565,579)
Total Forge Stockholders’ Equity (Deficit)	2,898,396	(91,339)
Noncontrolling interests	1,087,187	-
Total Equity (Deficit)	3,985,583	(91,339)
TOTAL LIABILITIES AND EQUITY	$9,868,465	$125,844

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues
Property management income	$—	$—	$—	$5,863
Property management income from a related party	—	37,000	45,000	77,000
Rent income	132,760	—	265,770	—
Total revenues	132,760	37,000	310,770	82,863

Operating Expenses
Professional expenses	20,000	9,800	56,400	29,400
Depreciation expense	68,884	3,372	190,731	11,745
Share-based compensation	494,027	—	536,986	—
Selling, general and administrative expenses	50,499	26,629	148,890	87,100
Property operating	40,354	—	92,364	—

Total operating expenses	673,764	39,801	1,025,371	128,245

Other income (expenses):
Interest expense and loan fee, net	(128,520)	—	(333,283)	—
Gain on bargain purchase	—	—	487,688	—
Gain on debt settlement	—	—	—	3,284
Gain on sale of property and equipment	—	6,874	—	6,874
Other income (expense), net	3,919	938	(22,882)	938
Total other (expense) income, net	(124,601)	7,812	131,523	11,096

Net (loss) income before income tax	(665,605)	5,011	(583,078)	(34,286)
Income tax expense	—	(1,372)	—	(2,172)

Net (loss) income	$(665,605)	$3,639	$(583,078)	$(36,458)
Net loss attributable to non-controlling interests in a subsidiary	(81,880)	—	(235,813)	—
Net (loss) income attributable to common stockholders	$(583,725)	$3,639	$(347,265)	$(36,458)

Weighted average shares outstanding:
Basic and diluted	50,389,011	45,621,868	47,982,763	45,621,868

Earnings per share:
Basic and diluted	$(0.01)	$0.00	$(0.01)	(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(583,078)	$(36,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	190,731	11,745
Share-based compensation	536,986	—
Gain on sale of property and equipment	—	(6,874)
Gain on bargain purchase	(487,688)	—
Change in operating assets and liabilities:
Account receivable	(27,730)	9,000
Prepaid expense and other current assets	(17,031)	(7,239)
Accrued interest	80,338	—
Rent deposit	13,953	—
Rent payable	2,224	—
Unearned revenue	(6,251)	14,063
Other current liability – related party	18,548	(10,408)
Accounts payable and accrued liabilities	25,252	(17,656)
Net cash used in operating activities	(253,746)	(43,827)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,105)	(6,880)
Cash acquired from Legend	3,192	—
Net cash provided by (used in) investing activities	1,087	(6,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loan and car loans	(6,175)	(5,696)
Repayment to related parties	(140,289)	—
Proceeds from commercial loan	50,000	—
Advance from related parties	348,075	—
Net cash provided by (used in) financing activities	251,611	(5,696)

Net decrease in Cash	(1,048)	(56,403)
Cash at beginning of period:	11,734	60,364
Cash at end of period:	$10,686	$3,961

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$209,289	$—
Income taxes paid	$—	$2,172

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Shares issued for acquisition of Legend	$1,377,000	$-
Net loan carried through purchase of vehicle with trade-in	$—	$36,029
Additional real estate investment paid through commercial loans	$448,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, June 30, 2023 (unaudited)	50,389,011	$5,039	$4,806,201	$(1,329,119)	$1,169,067	$4,651,188
Net loss	-	-	-	(583,725)	(81,880)	(665,605)
Balance, September 30, 2023 (unaudited)	50,389,011	$5,039	$4,806,201	$(1,912,844)	$1,087,187	$3,985,583

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, December 31, 2022	45,621,868	$4,562	$1,469,678	$(1,565,579)	$-	$(91,339)
Net loss	-	-	-	(347,265)	(235,813)	(583,078)
Shares issued for compensation	2,800,000	280	1,959,720	-	-	1,960,000
Acquisition of Legend	1,967,143	197	1,376,803	-	1,323,000	2,700,000
Balance, September 30, 2023 (unaudited)	50,389,011	$5,039	$4,806,201	$(1,912,844)	$1,087,187	$3,985,583

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, June 30, 2022 (unaudited)	45,621,868	$4,562	$1,469,678	$(1,571,564)	$(97,324)
Net income	-	-	-	3,639	3,639
Balance, September 30, 2022 (unaudited)	45,621,868	$4,562	$1,469,678	$(1,567,925)	$(93,685)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total Equity
Balance, December 31, 2021	45,621,868	$4,562	$1,469,678	$(1,531,467)	$(57,227)
Net loss	-	-	-	(36,458)	(36,458)
Balance, September 30, 2022 (unaudited)	45,621,868	$4,562	$1,469,678	$(1,567,925)	$(93,685)

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of September 30, 2023, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception except the first quarter of 2023, resulting in an accumulated deficit of $1,912,844 as of September 30, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Real Estate Investments

On March 24, 2023, the Company acquired 51% of partnership interest of Legend LP from Legend LLC, for issuance of 1,967,143 common stocks of the Company, with a total fair value of $1,377,000. Legend LP owns 100% of Mission Marketplace – a real estate property: a grocery anchored shopping center located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site. See Note 8 for the business acquisition.

	September 30,2022
	(Unaudited)	December 31,2022
Commercial building	$7,026,233	$-
Tenant improvements	736,000	-
Construction in progress	676,000	-
Land	527,000	-
Total real estate investments, at cost	8,965,233	-
Less: accumulated depreciation	(802,712)	-
Total real estate investments, net	$8,162,521	$-

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

For the three months ended September 30, 2023 and 2022, the Company has incurred a net loss of $665,605 and a net income of $3,639, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred net loss of $583,078 and $36,458, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of September 30, 2023 and December 31, 2022, deferred tax assets resulted from NOLs of approximately $666,061 and $420,873, respectively, which were fully off-set by valuation allowance reserved.

Note 6 - Related Party Transactions

As of September 30, 2023 and December 31, 2022, the amounts due to related parties consisted of the following:

		September 30	December 31,
Party	Nature of relationship	2023	2022
Patrick Liang (“Patrick”)	Chief Executive Officer	$2,399	$-
Hua Guo	Officer	38,000	-
Xiaohui Deng	Member of Legend LP	50,000	-
Xingyu Liu	Member of Legend LP	100,000	-
Glory Investment International Inc. (“Glory”)	Entity controlled by Mother of CEO	161,500	-
Prime Investment International Inc. (“Prime”)	Entity controlled by Mother of CEO	335,435	-
University Campus Hotel LP (“University”)	Entity controlled by Mother of CEO	191,000	-
Speedlight Consulting (“Speedlight”)	Entity controlled by a former director, appointed on November 2020 and resigned on January 11, 2023	66,000	60,000
		$944,334	$60,000

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the nine months ended September 30, 2023 and 2022, these related parties paid expenses on behalf of the Company in the total amount of $12,515 and $4,809, respectively. Advances received from these related parties totaled $348,075 during the nine-month period in 2023, and the Company repaid a total of $140,289. $658,000 due to the three entities controlled by Mother of CEO, was assumed by acquisition of Legend LP on March 24, 2023.

During the nine months ended September 30, 2023 and 2022, the Company paid compensation to CEO in the amount of $10,000 and $nil, respectively. As of September 30, 2023, $33 has not been paid and was included in the amount due to related parties on the consolidated balance sheet. For the nine months ended September 30, 2023 and 2022, the Company paid professional fee of $56,400 and $29,400, respectively. The amount due to Speedlight represents the professional fee which has not been paid as of September 30, 2023 and December 31, 2022.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406.12 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company made loan payment of $6,036.

During the nine months ended September 30, 2023 and 2022, the Company generated property management income of $45,000 and $77,000 from Legend. Pursuant to the agreement between Legend and the Company, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51 acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 with one year term due to new tenants moving in and additional management services desired. On March 24, 2023, the Company acquired 51% interest in Legend LP from Legend LLC. Legend LP became a subsidiary of the Company.

Note 7 – Commercial and SBA Loans

On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of September 30, 2023 and December 31, 2022, the outstanding loan balances were $12,551 and $12,689, respectively.

Upon acquisition of Legend LP, the Company assumed loan from Legend LP which is payable to a third party (the “Lender”) in the principal amount of $3,531,200 (the “Existing Loan”). On March 23, 2023, Legend LP extended the Existing Loan with the Lender in a promissory note (the “Note”) at the interest rate of 3.73% per annum over “The Wall Street Journal Prime Rate,” as the rate may change from time to time. “The Wall Street Journal Prime Rate” is and shall mean the variable rate of interest, on a per annum basis, which is announced and/or published in the Money Rates section of The Wall Street Journal from time to time as its prime rate. The Note rate shall be redetermined whenever The Wall Street Journal Prime Rate Changes. The Note was formally signed and completed between Legend LP and the lender on April 5, 2023. Pursuant to the Note, the loan is due March 20, 2025. During the nine months ended September 30, 2023, the Company received an additional amount of $448,000 from this Lender which was paid directly to vendors for real estate investments. Accrued interest of $80,338 for the Note and prepayments of $10,412 made on behalf of the Company were included in the commercial loan balance as of September 30, 2023. During the nine months ended September 30, 2023, the Company recognized interest expense and loan fee of $333,283, with $209,289 paid in cash. As of September 30, 2023, interest payable of $43,656 was presented and included in the accounts payable and accrued liabilities on the consolidated balance sheet.

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

Given the nature of Legend’s operations, substantially all revenue and expenses incurred at the beginning of the month. Considering the short period of 7 days from acquisition date to the quarter end, upon agreement with Legend LLC, the Company would start to consolidate the operation results of Legend from April 1, 2023. From April 1, 2023 to September 30 2023, the Company recognized net loss of $269,213 net of noncontrolling interest from operations of Legend LP.

Note 9 – Stockholders’ Equity

As of September 30, 2023 and December 31, 2022, the Company had 50,389,011 and 45,621,868 shares of common stock issued and outstanding, respectively.

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

On June 26, 2023, the Company granted a total of 2,800,000 shares of common stock of the Company to four consultants for one-year consulting services, pursuant to the Company’s 2023 Equity Incentive Plan. The fair value of the shares granted was valued in the amount of $1,960,000 at the grant date. For the nine months ended September 30, 2023, the Company recognized share-based compensation in the amount of $536,986. As of September 30, 2023, the deferred share-based compensation totaled $1,423,014.

As of September 30, 2023, the Company’s common stock issuable under the 2023 Equity Incentive Plan totaled 2,200,000 shares.

Note 10 - Commitment and Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the three and nine months ended September 30, 2023, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of September 30, 2023, the Company had $85,294 in rent payable to PHBC-II, with $45,294 within one year and $40,000 due after one year. As of December 31, 2022, the Company had rent payable in the amount of $83,070.

Note 11- Subsequent Event

The Company has evaluated all other subsequent events through the date these condensed financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the condensed financial statements.

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

Results of operation for the three months ended September 30, 2023

For the three months ended September 30, 2023, we had total revenue of $132,760, as compared to $37,000 for the three months ended September 30, 2022, an increase of $95,760 or 259%. The increase was mainly due to the acquisition of Legend LP in the first quarter of 2023 which generated rent income for the three months ended September 30, 2023.

For the three months ended September 30, 2023, we had property management income from related party, Legend LP, in the amount of $nil, as compared to $37,000 for the three months ended September 30, 2022, a decrease of $37,000. The decrease was mainly due to the acquisition of Legend LP, which eliminated to recognize property management income from Legend LP as intercompany transaction for the three months ended September 30, 2023.

For the three months ended September 30, 2023, the Company had total rent income generated by Legend LP of $132,760 as compared to $nil during the three months ended September 30, 2022, an increase of $132,760, or 100%. The increase was mainly resulted from the acquisition of Legend LP.

During the three months ended September 30, 2023 and 2022, the Company incurred general and administrative expenses of $50,499 and $26,629, respectively. During the same period of 2022 and 2023, the depreciation expense increased from $3,372 to $68,884, and property operating expense increased from $nil to $40,354. The increases in expenses are mainly due to the acquisition of Legend LP, which leads more depreciation expenses and property operating related expenses.

During the three months ended September 30, 2023 and 2022, the Company had interest expense of $128,520 and $nil occurred from the loans of Legend LP, respectively.

For the three months ended September 30, 2023 and 2022, the Company had share-based compensation of $494,027 and $nil. The increase is due to the adoption of 2023 Equity Incentive Plan and the issuance of 2,800,000 shares of common stocks under the plan to the Company’s 2023 Equity Incentive Plan.

Results of operation for the nine months ended September 30, 2023

For the nine months ended September 30, 2023, we had total revenue of $310,770, as compared to $82,863 for the nine months ended September 30, 2022, an increase of $227,907 or 275%. The increase was mainly due to the acquisition of Legend LP in the first quarter of 2023.

For the nine months ended September 30, 2023, we had property management income of $45,000, as compared to $82,863 for the nine months ended September 30, 2022, a decrease of $37,863. The decrease was mainly due to the acquisition of Legend LP, which eliminated to recognize property management income from Legend LP as intercompany transaction for the three months ended September 30, 2023.

For the nine months ended September 30, 2023, the Company had total rent income generated by Legend LP of $265,770 as compared to $nil during the nine months ended September 30, 2022, an increase of $265,770, or 100%. The increase was mainly resulted from the acquisition of Legend LP.

During the nine months ended September 30, 2023 and 2022, the Company incurred general and administrative expenses of $148,890 and $87,100 respectively. During the same period of 2022 and 2023, the depreciation expense increased from $11,745 to $190,731, and property operating expense increased from $nil to $92,364. The increases in expenses are mainly due to the acquisition of Legend LP, which leads more depreciation expenses and property operating related expenses.

During the nine months ended September 30, 2023 and 2022, the Company had interest expense of $333,283 and $nil occurred from the loans of Legend LP.

During the nine months ended September 30, 2023 and 2022, the Company had gain on bargain purchase of $487,688 and $nil on the acquisition of Legend LP.

For the nine months ended September 30, 2023 and 2022, the Company had share-based compensation of $536,896 and $nil. The increase is due to the adoption of 2023 Equity Incentive Plan and the issuance of 2,800,000 shares of common stocks under the plan to the Company’s 2023 Equity Incentive Plan.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016, except for the first quarter of 2023, and as of September 30, 2023, we had an accumulated deficit of $1,912,844. As of September 30, 2023, we had cash of $10,686 and a working capital of $78,160, compared to cash of $11,734 and a negative working capital of $140,204 as of December 31, 2022. The change in the working capital was primarily due to cash used to pay for operating expenses, deferred compensation and acquired loans from Legend.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached to a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the nine months ended September 30, 2023, the Company recognized settlement loss of $30,883 in other income (expense), net on the consolidated statement of operations. As of September 30, 2023 and December 31, 2022, the Company had $85,294 and $83,070 rent payable toward the lease agreement, respectively.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 26, 2023, the Company granted total 2,800,000 shares of common stock of the Company to four consultants, pursuant to the Company’s 2023 Equity Incentive Plan, the shares of which were registered with the SEC by filing of the Form S-8 dated on June 16, 2023. The fair value of the shares granted was valued in the amount of $1,960,000 at grant date. For the three and nine months ended September 30, 2023, the Company recognized share-based compensation in the amount of $494,027 and 536,986, respectively. As of September 30, 2023, the deferred share-based compensation totaled $1,423,014.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: November 14, 2023	/s/ Patrick Liang
Patrick Liang
Chief Executive Officer

Date: November 14, 2023	/s/ Patrick Liang
Patrick Liang
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

