Form 10-K
period 2023-12-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2024-04-16
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant include in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2023 the last business day of the Company’s most recently completed second fiscal quarter was $9,903,126 based on the closing price of $0.75 per share, as reported on the over-the-counter bulletin board.

As of April 15, 2024, there were 50,389,011 shares of Common Stock, $0.0001 par value, outstanding.

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

ii

PART I

Item 1. Description of Business.

Background

Forge Innovation Development Corp., or the “Company”, was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go enterprises, LLC (the “Company Predecessor”). On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp. Our principle executive office is located at 6280 Mission Blvd Unit 205,Jurupa Valley, CA 92509. Tel : 626-986-4566. The Company’s main business is focus on real estate development, land purchasing and selling and property management. On August 17, 2020, the Company established a wholly-owned subsidiary, Forge Network Inc, in the State of California. As of December 31, 2023, we have not generated any income from the subsidiary yet due to our business strategy adjustment.

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

On August 1, 2017, the Company entered into a property management agreement with Bloomage Beverly Hills Investment Inc. Pursuant to the agreement, the Company provided property management services for Bloomage Beverly Hills Investment Inc. in exchange for the compensation of $3,000 per month. During the year ended December 31, 2021, the service charges increased to $5,000 per month. In April 2022, we terminated the property management services with Bloomage Beverly Hills Investment Inc. due to the sales of the managed properties. During the years ended December 31, 2022, the Company recognized management service income of $15,000 under this agreement.

On April 2, 2022, the Company entered into a property management agreement (“PMA”) with Legend International Investment, LP. (the “Legend LP”), a previous related party of the Company and currently a subsidiary of the Company, of which the management is related to Mr. Patrick Liang, President and CEO of the Company. Pursuant to the PMA, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51-acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 due to new tenants moving in and additional management services desired. During the year ended December 31, 2022 and 2023, the Company recognized property management income from Legend LP in the amount of $107,000 and $45,000, respectively. The decrease was mainly due to the acquisition of Legend LP, which eliminated to recognize property management income from Legend LP as intercompany transaction for the year ended December 31, 2023.

On March 24, 2023, pursuant to an Asset Purchase Agreement between Forge Innovation Development Corp. (the “Company” or the “Buyer”) and Legend Investment Management, LLC (“Legend LLC” or the “Seller”), the Company acquired 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). Legend LP owns 100% of Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site. As a result of the acquisition of Legend LP, the Company had total rent income generated by Legend LP of $393,474 for the year ended December 31, 2023, as compared to $nil during the year ended December 31, 2022, an increase of $393,474, or 100%. The increase was mainly resulted from the acquisition of Legend LP.

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

Employees

Currently the Company has 1 employee, Mr. Liang, the President/CEO of the Company, who devotes approximately 100% of his time to the business of the Company.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company’s subsidiary, Legend LP owns 100% of Mission Marketplace, a grocery anchored shopping center locates at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site.

Item 3. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended Decembe 31, 2023, the Company recognized settlement loss of $30,883 which is included in other income (expense), net, on the consolidated statement of operations. As of December 31, 2023, the Company had $80,588 in rent payable to PHBC-II, with $40,588 within one year and $40,000 due after one year.

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

On April 15, 2024, the closing price of our common stock reported on the OTCQB Markets was $1.26 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our common stock, as reported on the OTCQB.

Fiscal 2021	Low	High
First Quarter	$1.50	$5.00
Second Quarter	$1.00	$5.00
Third Quarter	$2.01	$4.25
Fourth Quarter	$1.00	$3.26

Fiscal 2022	Low	High
First Quarter	$0.99	$1.00
Second Quarter	$0.99	$1.32
Third Quarter	$1.10	$1.32
Fourth Quarter	$1.10	$1.10

Fiscal 2023	Low	High
First Quarter	$1.10	$1.10
Second Quarter	$0.75	$1.10
Third Quarter	$0.75	$0.76
Fourth Quarter	$0.76	$1.26

Fiscal 2024	Low	High
First Quarter through April 15, 2024	$1.26	$1.26

Holders

There are approximately 53 beneficial holders of the Company’s Common Stock. This figure does not include holders of shares registered in “street name” or persons, partnerships, associates, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Securities Authorized under Equity Compensation Plans

We do not have any equity compensation plans.

Securities Currently Outstanding

●	Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, of which 50,389,011 shares were issued and outstanding, as of April 15, 2024.

●	Our Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of preferred stock with no share issued and outstanding as of April 15, 2024.

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

On August 17, 2020, the Company established a wholly-owned subsidiary, Forge Network Inc, in the State of California. As of December 31, 2023, we have not generated any income from the subsidiary yet due to our business strategy adjustment.

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

Results of Operation for the years ended December 31, 2023 and 2022

For the year ended December 31, 2023, we had total revenue of $438,474, as compared to $122,604 for the year ended December 31, 2022, an increase of $315,870 or 258%. The increase was mainly due to the acquisition of Legend LP in the first quarter of 2023.

For the year ended December 31, 2023, we had property management income of $45,000, as compared to $122,604 for the year ended December 31, 2022, a decrease of $77,604. The decrease was mainly due to the acquisition of Legend LP, which eliminated to recognize property management income from Legend LP as intercompany transaction for the year ended December 31, 2023.

For the year ended December 31, 2023, the Company had total rent income generated by Legend LP of $393,474 as compared to $nil during the year ended December 31, 2022, an increase of $393,474, or 100%. The increase was mainly resulted from the acquisition of Legend LP.

During the years ended December 31, 2023 and 2022, the Company incurred general and administrative expenses of $234,596 and $112,016, respectively. During the same period of 2022 and 2023, the depreciation expense increased from $15,621 to $252,193, and property operating expense increased from $nil to $114,808. The increases in expenses are mainly due to the acquisition of Legend LP, which leads more depreciation expenses and property operating related expenses.

During the years ended December 31, 2023 and 2022, the Company had interest expense, net of $466,640 and $nil occurred from the loans of Legend LP, respectively.

During the years ended December 31, 2023 and 2022, the Company had gain on bargain purchase of $487,688 and $nil on the acquisition of Legend LP, respectively.

For the years ended December 31, 2023 and 2022, the Company had share-based compensation of $1,031,014 and $nil, respectively. The increase is due to the adoption of 2023 Equity Incentive Plan and the issuance of 2,800,000 shares of common stocks under the plan to the Company’s 2023 Equity Incentive Plan.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of December 31, 2023, we had an accumulated deficit of $2,485,934. As of December 31, 2023, we had cash of $4,892 and a negative working capital of $482,138, compared to cash of $11,734 and a working capital deficit of $140,204 on December 31, 2022. The increase in the working capital deficit was primarily due to cash used to pay for operating expenses, acquisition of property and equipment, and repayment of loans.

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

Shareholders and Board of Directors

Forge Innovation Development Corp.

Jurupa Valley, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Forge Innovation Development Corp. and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2016.

PCAOB ID: 2485

Rowland Heights, California

April 16, 2023

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS
Cash	$4,892	$11,734
Rent receivable	114,036	-
Deferred share-based compensation	928,986	-
Prepaid expense and other current assets	76,239	16,521

Total Current Assets	1,124,153	28,255

NONCURRENT ASSETS
Property and equipment, net	63,520	83,636
Real estate investments, net	8,118,728	-
Rent deposit	-	13,953
Total Non-Current Assets	8,182,248	97,589
TOTAL ASSETS	$9,306,401	$125,844

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$127,049	$4,029
Due to related parties	926,815	60,000
Unearned revenue	45,774	13,124
Rent payable, current	40,588	83,070
Loan payables	466,065	8,236

Total Current Liabilities	1,606,291	168,459

Security deposits payable	151,893	-
Rent payable	40,000	-
Long term portion of Chase auto loan	28,174	36,222
Long term portion of SBA loan	11,674	12,502
Commercial loan	4,149,950	-
TOTAL LIABILITIES	5,987,982	217,183

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,389,011 and 45,621,868 shares issued and outstanding	5,039	4,562
Additional paid-in capital	4,806,201	1,469,678
Accumulated deficit	(2,485,934)	(1,565,579)
Total Forge Stockholders’ Equity (Deficit)	2,325,306	(91,339)
Noncontrolling interests	993,113	-
Total Equity (Deficit)	3,318,419	(91,339)
TOTAL LIABILITIES AND EQUITY	$9,306,401	$125,844

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022

Revenues
Property management income	$-	$15,604
Property management income from a related party	45,000	107,000
Rent income	393,474	-
Total revenues	438,474	122,604

Operating Expenses
Professional expenses	69,900	39,200
Depreciation expense	239,816	15,621
Share-based compensation	1,031,014	-
Selling, general and administrative expenses	234,596	112,016
Property operating	114,808	-

Total operating expenses	1,690,134	166,837

Other income (expenses):
Interest expense and loan fee, net	(466,640)	-
Gain on bargain purchase	487,688	-
Gain on debt settlement	-	3,284
Gain on sale of property and equipment	-	6,874
Other income (expense), net	(19,630)	2,135
Total other income, net	1,418	12,293

Net loss before income tax	(1,250,242)	(31,940)
Income tax expense	-	(2,172)

Net loss	$(1,250,242)	$(34,112)
Net loss attributable to non-controlling interests in a subsidiary	(329,887)	-
Net loss attributable to common stockholders	$(920,355)	$(34,112)

Weighted average shares outstanding:
Basic and diluted	48,589,270	45,621,868

Earnings per share:
Basic and diluted	$(0.02)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,250,242)	$(34,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	239,816	15,621
Share-based compensation	1,031,014	-
Gain on debt settlement	-	(3,284)
Gain on sale of property and equipment	-	(6,874)
Gain on bargain purchase	(487,688)	-
Change in operating assets and liabilities:
Rent receivable	(32,257)	9,000
Prepaid expense and other current assets	653	(1,829)
Accrued interest	81,594	-
Rent deposit	13,953	-
Rent payable	(2,482)	-
Unearned revenue	(1,475)	13,124
Other current liability – related party	20,513	(10,591)
Accounts payable and accrued liabilities	18,764	(11,890)
Security deposits payable	30,000	-
Net cash used in operating activities	(337,837)	(30,835)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,105)	(9,040)
Cash acquired from Legend	3,192	-
Net cash provided by (used in) investing activities	1,087	(9,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of SBA loan and car loans	(8,394)	(8,756)
Repayment to related parties	(176,273)	-
Proceeds from third parties	150,000	-
Advance from related parties	364,575	-
Net cash provided by (used in) financing activities	329,908	(8,756)

Net decrease in Cash	(6,842)	(48,630)
Cash at beginning of period:	11,734	60,364
Cash at end of period:	$4,892	$11,734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$385,568	$-
Income taxes paid	$-	$2,172

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Shares issued for acquisition of Legend, including noncontrolling	$2,700,000	$-
Net loan carried through purchase of vehicle with trade-in	$-	$36,030
Additional real estate investment paid through commercial loans	$448,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, December 31, 2021	45,621,868	$4,562	$1,469,678	$(1,531,467)	$-	$(57,227)
Net loss	-	-	-	(34,112)	-	(34,112)
Balance, December 31, 2022	45,621,868	$4,562	$1,469,678	$(1,565,579)	$-	$(91,339)
Net loss	-	-	-	(920,355)	(329,887)	(1,250,242)
Shares issued for compensation	2,800,000	280	1,959,720	-	-	1,960,000
Acquisition of Legend	1,967,143	197	1,376,803	-	1,323,000	2,700,000
Balance, December 31, 2023	50,389,011	$5,039	$4,806,201	$(2,485,934)	$993,113	$3,318,419

The accompanying notes are an integral part of these consolidated financial statements.

Forge Innovation Development Corp. and Subsidiaries

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

On August 17, 2020, the Company established a wholly-owned subsidiary, Forge Network Inc, in the State of California. As of December 31, 2023, we have not generated any income from the subsidiary yet due to our business strategy adjustment.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash on December 31, 2023 and 2022 were $4,892 and $11,734, respectively, representing cash deposited in bank and petty cash.

Rent Receivables

Rent receivables refer to the differences of the total rental revenue recognized on a straight-line basis over the lease terms in accordance US GAAP ASC 842 and the total rent payments received according to lease agreements. As of December 31, 2023 and 2022, the rent receivable balances were $114,036 and $nil, respectively.

Real estate investments, net

Land, building, and improvements are stated at cost, less accumulated depreciation and amortization. Major replacements and betterments, capital improvements and tenant improvements activities, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives, while ordinary repairs and maintenance are expensed as incurred. Buildings and improvements that are under redevelopment, or are being developed, are carried at cost and no depreciation is recorded on these assets. Additionally, amounts essential to the development of the property, such as pre-construction, development, construction, interest and other costs incurred during the period of development are capitalized. The Company ceases capitalization when the property is available for occupancy upon substantial completion of tenant improvements, but in any event no later than one year from the completion of major construction activity. Depreciation and amortization are provided primarily by the straight-line method over the estimated useful lives of the assets for financial statement purposes and by accelerated methods for income tax purposes. Estimated useful lives for financial statement purposes are as follows:

Building Computer equipment and software	39 years
Building improvements	10 years
Equipment, furniture and fixtures	5-7 years

Land is not depreciated because land is assumed to have an unlimited useful life. Upon sale or retirement of depreciable assets, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized.

Property and equipment, net

Property and equipment are carried at cost. Equipment is depreciated on a straight-line basis (after taking into account their respective estimated residual value) over 5 years, the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023 and 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, due to related parties, and loans, current.

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

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2023 and 2022.

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

Property management services

The Company deals directly with prospects and tenants for the owners of properties, which mainly includes marketing property, collecting rent, handling maintenance, repairing issues and responding to tenant complaints. The Company recognizes revenue as earned on a monthly basis and has concluded this is appropriate under the new standard.

Rental income

The Company’s rental income, which is derived primarily from lease contracts through Legend LP, includes rents that each tenant pays in accordance with the terms of each lease reported on a straight-line basis over the non-cancelable term of the lease. The Company defers the revenue related to lease payments received from tenants in advance of their due dates. In addition to base rent, the Company’s lease agreements generally require tenants to pay or reimburse the Company for all property operating expenses, which primarily reflect insurance costs and real estate taxes incurred by the Company and subsequently reimbursed by the tenant. However, some limited property operating expenses that are not the responsibility of the tenant are absorbed by the Company. Under ASC 842, the Company has elected to report combined lease and non-lease components in a single line “Revenue from tenants.” For expenses paid directly by the tenant, under both ASC 842 and 840, the Company has reflected them on a net basis.

If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on several factors including, but not limited to:

● whether the lease stipulates how and on what a tenant improvement allowance may be spent.

● whether the tenant or landlord retains legal title to the improvements at the end of the lease term.

● whether the tenant improvements are unique to the tenant or general-purpose in nature; and

● whether the tenant improvements are expected to have any residual value at the end of the lease.

Pursuant to the lease agreements, the Company receives security deposits which will be refunded or applied as final payments as outlined in the agreements. Such security deposits are recorded as liabilities for the Company on the consolidated balance sheet. As of December 31, 2023 and 2022, security deposits totaled $151,893 and $nil.

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

Segment reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the years ended December 31, 2023 and 2022, the Company had one single segment in property management and rental.

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

The Company does not have any potentially dilutive instruments as of December 31, 2023 and 2022 and, thus, anti-dilution issues are not applicable.

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

New Accounting Standards Note Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to its consolidated financial statements.

Income Tax Disclosures - In December 2023, the Financial Accounting Standards Board (FASB) released ASU No. 2023-09, titled “Income Taxes (Topic 740): Enhancements to Income Tax Disclosures” (referred to as “ASU 2023-09”). This new standard mandates the disclosure, on an annual basis, of specific categories in the rate reconciliation and the disaggregation of income taxes paid by jurisdiction. ASU 2023-09 becomes effective for annual reporting periods starting after December 15, 2025. The Company anticipates that the adoption of this standard will not significantly impact its financial position, results of operations, or cash flows. In November 2023, the Financial Accounting Standards Board (FASB) released ASU 2023-07, titled “Enhancements to Reportable Segment Disclosures” (“ASU 2023-07”). This standard necessitates companies to provide additional, more comprehensive details regarding significant expenses of a reportable segment, even if there is only one such segment. Its purpose is to enhance disclosures related to a public entity’s reportable segments. ASU 2023-07 will be effective for fiscal years commencing after December 15, 2023, and for interim periods starting after December 15, 2024, with the option for early adoption. We are presently assessing the potential impact of adopting ASU 2023-07 on our consolidated financial statements.

The management does not believe that other than disclosed above, the recently issued but not yet adopted accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $2,485,934 as of December 31, 2023. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Real Estate Investments

On March 24, 2023, the Company acquired 51% of partnership interest of Legend LP from Legend LLC, for issuance of 1,967,143 common stocks of the Company, with a total fair value of $1,377,000. Legend LP owns 100% of Mission Marketplace – a real estate property: a grocery anchored shopping center located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site. See Note 9 for the business acquisition.

	December 31, 2023	December 31, 2022
Commercial building	$7,026,233	$-
Tenant improvements	1,074,000	-
Construction in progress	338,000	-
Land	527,000	-
Total real estate investments, at cost	8,965,233	-
Less: accumulated depreciation	(846,505)	-
Total real estate investments, net	$8,118,728	$-

Note 5 – Property and equipment, net

Property and equipment, net, as of December 31, 2023 and 2022, consisted of following:

	December 31,
	2023	2022
Furniture	$26,773	$24,668
Equipment	9,913	9,913
Vehicle	66,265	66,265
Computers	37,312	37,312
Total property and equipment	140,263	138,158
Less: accumulated depreciation	(76,743)	(54,522)
Property and equipment, net	$63,520	$83,636

During the years ended December 31, 2023 and 2022, depreciation expenses were $22,221 and $15,621, respectively, which were included and presented in selling, general and administrative expenses on the consolidated statements of operations.

Note 6 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On December 31, 2023 and 2022, the cash balances were fully insured.

For the year ended December 31, 2023, the Company generate revenue of 50% and 10% from two unrelated customers, respectively. For the year ended December 31, 2022, the Company generated revenue of 87% and 12% from two top customers, including a related party, respectively. As of December 31, 2023, accounts receivable from the largest customer accounted for 68% of the total accounts receivable.

Note 7 - Related Party Transactions

As of December 31, 2023 and 2022, the amounts due to related parties consisted of the following:

Party	Nature of relationship	December 31, 2023	December 31, 2022
Patrick Liang (“Patrick”)	CEO of the Company	$364	$-
Hua Guo	Officer of Legend LP and Patrick’s mother	53,000	-
Xiaohui Deng	Member of Legend LP	50,000	-
Xingyu Liu	Member of Legend LP	100,000	-
Glory Investment International Inc. (“Glory”)	Entity controlled by Patrick’s mother	161,500	-
Prime Investment International Inc. (“Prime”)	Entity controlled by Patrick’s mother	300,451	-
University Campus Hotel LP (“University”)	Entity controlled by Patrick’s mother	191,000	-
Speedlight Consulting (“Speedlight”)	Entity controlled by a former director, appointed on November 2020 and resigned on January 11, 2023	70,500	60,000
		$926,815	$60,000

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the years ended December 31, 2023 and 2022, these related parties paid expenses on behalf of the Company in the total amount of $9,980 and $4,809, respectively. Advances received from these related parties totaled $364,575 in 2023, and the Company repaid a total of $176,273. $658,000 due to the three entities controlled by our CEO’s mother, was assumed by acquisition of Legend LP on March 24, 2023.

As of December 31, 2023, $33 has not been paid and was included in the amount due to related parties on the consolidated balance sheet. For the years ended December 31, 2023 and 2022, the Company paid professional fee of $48,400 and $39,200, respectively, to Speedlight. The amount due to Speedlight represents the professional fee which has not been paid as of December 31, 2023 and 2022.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558.

On April 2, 2022, the Company entered into a property management agreement (“PMA”) with Legend International Investment, LP. (the “Legend LP”), a previous related party of the Company and currently a subsidiary of the Company, of which the management is related to Mr. Patrick Liang, President and CEO of the Company. Pursuant to the PMA, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51-acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 due to new tenants moving in and additional management services desired. During the years ended December 31, 2023 and 2022, the Company recognized property management income from Legend LP in the amount of $107,000 and 180,000, respectively. The decrease was mainly due to the acquisition of Legend LP, which eliminated to recognize property management income from Legend LP as intercompany transaction for the period started from April to December in 2023.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized for the year ended December 31, 2022. During the year ended December 31, 2023, the Company made loan payment of $8,048. As of December 31, 2023 and 2022, the current portion of the Chase auto loan totaled $8,048 and $8,049, respectively, which was included in loans, current on the consolidated balance sheets.

Note 8 - Commercial and SBA Loans

	December 31,	December 31,
Party	2023	2022
Chase auto loan (Note 7)	$36,222	$44,271
SBA Loan (a)	12,344	12,689
Third party individual (b)	50,000	-
Third party entity A (c)	21,256	-
Third party entity B (d)	4,149,950	-
Third party entity C (e)	386,091	-
Total commercial loans	4,655,863	56,960
Less: current portion	(466,065)	(8,236)
Non-current portion	$4,189,798	$48,724

a.	On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of December 31, 2023 and 2022, the current portion of the outstanding loan balances were $670 and $187, respectively.

b.	During the year ended December 31, 2023, the Company received a loan of $50,000 from a third-party individual. The loan is unsecured, due on April 10, 2024, and bears an interest rate of 5% per annum.

c.	In December 2023, the Company received a loan of $20,000 from a third-party due within 9 months. The loan origination fee was $1,256 which was unpaid as of December 31, 2023, and included in the total loan balance. Monthly payment of the loan totaled $2,362.

d.	Upon acquisition of Legend LP, the Company assumed loan from Legend LP which is payable to a third-party (the “Lender”) in the principal amount of $3,531,200 (the “Existing Loan”). On March 23, 2023, Legend LP extended the Existing Loan with the Lender in a promissory note (the “Note”) at the interest rate of 3.73% per annum over “The Wall Street Journal Prime Rate,” as the rate may change from time to time. “The Wall Street Journal Prime Rate” is and shall mean the variable rate of interest, on a per annum basis, which is announced and/or published in the Money Rates section of The Wall Street Journal from time to time as its prime rate. The Note rate shall be redetermined whenever The Wall Street Journal Prime Rate Changes. The Note was formally signed and completed between Legend LP and the lender on April 5, 2023. Pursuant to the Note, the loan is due March 20, 2025. During the year ended December 31, 2023, the Company received an additional amount of $448,000 from this Lender which was paid directly to vendors for real estate investments and $80,000 in cash for working capital purpose. Accrued interest of $80,338 for the Note and prepayments of $10,412 made on behalf of the Company were included in the commercial loan balance as of December 31, 2023. During the year ended December 31, 2023, the Company recognized interest expense and loan fee of $472,977, with $348,309 paid in cash. As of December 31, 2023, interest payable of $43,705 was presented and included in the accounts payable and accrued liabilities on the consolidated balance sheet.

e.	The Company assumed a third-party loan in the total amount of $386,091 upon acquisition of Legend LP, which is unsecured, non-interest-bearing and due on demand. During the year 2023, no amount has been paid for this third-party loan.

Note 9 – Acquisition of Legend

On March 23, 2023, the Company acquired 51% of partnership interest of Legend LP from Legend LLC, for issuance of 1,967,143 common stocks of the Company, with a total fair value of $1,377,000. Legend became a subsidiary of the Company. Legend LP owns 100% of Mission Marketplace: a grocery anchored shopping center located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site. Legend LLC is a related party of the President of the Company. The acquisition has been accounted for as a business combination with related parties in accordance with ASC 805 Business Combinations.

The following table presents the allocation of the consideration transferred to the assets acquired and liabilities assumed based on their book values.

Allocation
Total purchase consideration	$1,377,000
Book value of non-controlling interests	1,323,000
Total consideration	2,700,000

Identifiable net assets acquired:
Cash	$3,192
Account receivable	81,779
Prepaid expenses and other	49,959
Real estate investments	7,888,323
Accounts payable and accrued liabilities	(104,256)
Security deposits payable	(121,893)
Unearned revenue	(34,125)
Loans to related parties	(658,000)
Loans, current	(3,917,291)
Net assets acquired	3,187,688
Gain on bargain purchase	$(487,688)

Given the nature of Legend’s operations, substantially all revenue and expenses incurred at the beginning of the month. Considering the short period of 7 days from acquisition date to the quarter end, upon agreement with Legend LLC, the Company would start to consolidate the operation results of Legend from April 1, 2023. From April 1, 2023 to December 31, 2023, the Company recognized net loss of $329,886, net of noncontrolling interest, from operations of Legend LP.

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

As of December 31, 2023 and 2022, the Company has incurred an accumulated net loss of approximately $2.5 million and $1.6 million which resulted in a net operating loss for income tax purposes. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

	December 31, 2023	December 31, 2022
Deferred tax asset:
Net operating loss at statutory rates	$711,237	446,087
Depreciation expense	(52,961)	(25,214)

Total deferred tax asset	658,276	420,873

Valuation allowance	(658,276)	(420,873)
Net deferred tax asset	$-	-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2023	December 31, 2022
Federal income tax rate	21.0%	21.0%
Increase in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

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

Note 11 – Stockholders’ Equity

As of December 31, 2023 and 2022, the Company had 50,389,011 and 45,621,868 shares of common stock issued and outstanding, respectively.

On March 24, 2023, the Company issued 1,967,143 shares of common stock to complete the acquisition of Legend (Note 9).

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

On June 26, 2023, the Company granted a total of 2,800,000 shares of common stock of the Company to four consultants for one-year consulting services, pursuant to the Company’s 2023 Equity Incentive Plan. The fair value of the shares granted was valued in the amount of $1,960,000 (i.e. $0.7 per share) at the grant date. For the year ended December 31, 2023, the Company recognized share-based compensation in the amount of $1,031,014 and the deferred share-based compensation totaled $928,986 as of December 31, 2023 given the share certificates have been issued to the four consultants on the grant date.

As of December 31, 2023, the Company’s common stock issuable under the 2023 Equity Incentive Plan totaled 2,200,000 shares.

Note 12 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended December 31, 2023, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of December 31, 2023, the Company had $80,588 in rent payable to PHBC-II, with $40,588 within one year and $40,000 due after one year. As of December 31, 2022, the Company had rent payable in the amount of $83,070.

Note 13 – Subsequent event

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, and noted the subsequent event below:

On April 15, 2024, Legend LP refinanced its Property by securing a new promissory note (the “New Note”) in the totaling $5,000,000 from GBC International Bank (“GBC”). The initial interest rate of this New Note stands at 7.375%, determined based on the “Wall Street Journal Prime Rate” (the “Prime Rate”). The Prime Rate is the interest rate published each business day in the money rates section of the Wall Street Journal, currently set at 8.50%, with an additional margin of -1.125 percent points applied, resulting in an initial interest rate of 7.375% of our New Note. The interest rate of the New Note will be using a variable interest rate based on the Prime Rate plus a margin of -1.125 parentage points. However, the interest rate will not fall below 5% throughout the duration of the New Note. The New Note between Legend LP and GBC was completed on April 15, 2024, with the maturity date set for April 5, 2034.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2023 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of evidences for proper approval and review of disbursements. Management does not believe that any of these significant deficiencies materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2023. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Patrick Liang	40	President, CEO, CFO and Director	2016
Hengjiang Pang (1)	43	Former Director	2020

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

Hengjiang Pang – Mr. Pang has nearly 18 years of finance and accounting experiences in both Asia and North America. Mr. Pang served a number of senior management roles in the companies including his 6-year tenure with HeJian Technology Co., Ltd. (subsidiary of UMC), Financial Controller of a private-equity company in Pasadena, California. Mr. Pang is also the President of Speedlight Consulting Services Inc., which is focus on the goal to assist companies going public in the USA, and maintain the public requirements from both SEC and other departments. Mr. Pang has successfully assisted several companies going public in the USA since 2016, which including the areas of real estate development, travelling business, hotel management, medical product development and hemp industry. Mr. Pang holds MBA degree from Keller Graduate School of Management at Devry University, Long Beach and a BA in Industrial Engineering from Northeastern University (China).

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

Director Independence

The Board currently consists of one member, Mr. Patrick Liang, and who does not meet the independence requirements of the Nasdaq Stock Market as currently in effect.

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

Item 11. Executive Compensation

Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2023, 2022 and 2021. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Patrick Liang	2023	35,000							35,000
President, Chief	2022	60,000	-	-	-	-	-	-	60,000
Executive Officer	2021	60,000	-	-	-	-	-	-	60,000

Hengjiang Pang (1)	2023	-	-	-	-	-	-	-	-
Director	2022	-	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-	-

(1)	Mr. Pang resigned as a Director of the Company on January 11, 2023.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of December 31, 2023.

Stock Equity Plan

A total of 5,000,000 shares of common stock are authorized to be issuable to employees, consultants, and directors of the Company under our 2023 Equity Incentive Plan which was approved by our Board of Directors on June 15, 2023. On June 26, 2023, the Company granted a total of 2,800,000 shares of common stock of the Company to four consultants for one-year consulting services, pursuant to the Company’s 2023 Equity Incentive Plan. The fair value of the shares granted was valued in the amount of $1,960,000 at the grant date. For the year ended December 31, 2023, the Company recognized share-based compensation in the amount of $1,031,014. As of December 31, 2023, the deferred share-based compensation totaled $928,986.

As of December 31, 2023, the Company’s common stock issuable under the 2023 Equity Incentive Plan totaled 2,200,000 shares.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of December 31, 2023 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name and Address of Beneficial Owner (3)	Position	Amount of Shares Beneficial Owned		Percent of class (1)
Patrick Liang (3)	President, CEO, CFO and Director	37,184,843	(2)	73.80%
Hengjiang Pang (4)	Former Director	2,800,600	(5)	5.56%
Officers and Directors as a Group (1)		37,184,843		73.80%

(1)	Based upon 50,389,011 shares outstanding as of April 15, 2024.
(2)	Includes 10,000 shares owned by Mr. Liang’s wife.
(3)	The addresses of the officers and directors of the Company is 6280 Mission Blvd Unit 205, Jurupa Valley, CA 92509.
(4)	Mr. Pang resigned as a Director of the Company on January 11, 2023.
(5)	Includes 2,800,400 shares owned by Mr. Pang’s wife.

Item 13. Certain Relationships and Related Transactions

As of December 31, 2023 and 2022, the amounts due to related parties consisted of the following:

Party	Nature of relationship	December 31, 2023	December 31, 2022
Patrick Liang (“Patrick”)	CEO of the Company	$364	$-
Hua Guo	Officer of Legend LP and Patrick’s mother	53,000	-
Xiaohui Deng	Member of Legend LP	50,000	-
Xingyu Liu	Member of Legend LP	100,000	-
Glory Investment International Inc. (“Glory”)	Entity controlled by Patrick’s mother	161,500	-
Prime Investment International Inc. (“Prime”)	Entity controlled by Patrick’s mother	300,451	-
University Campus Hotel LP (“University”)	Entity controlled by Patrick’s mother	191,000	-
Speedlight Consulting Services Inc (“Speedlight”)	Entity controlled by a former director, appointed on November 2020 and resigned on January 11, 2023	70,500	60,000
		$926,815	$60,000

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the years ended December 31, 2023 and 2022, these related parties paid expenses on behalf of the Company in the total amount of $9,980 and $4,809, respectively. Advances received from these related parties totaled $364,575 in 2023, and the Company repaid a total of $176,273. $658,000 due to the three entities controlled by our CEO’s mother, was assumed by acquisition of Legend LP on March 24, 2023.

As of December 31, 2023, $33 has not been paid and was included in the amount due to related parties on the consolidated balance sheet. For the years ended December 31, 2023 and 2022, the Company paid professional fee of $48,400 and $39,200, respectively, to Speedlight. The amount due to Speedlight represents the professional fee which has not been paid as of December 31, 2023 and 2022.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558.

On April 2, 2022, the Company entered into a property management agreement (“PMA”) with Legend International Investment, LP. (the “Legend LP”), a previous related party of the Company and currently a subsidiary of the Company, of which the management is related to Mr. Patrick Liang, President and CEO of the Company. Pursuant to the PMA, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51-acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 due to new tenants moving in and additional management services desired. During the years ended December 31, 2023 and 2022, the Company recognized property management income from Legend LP in the amount of $107,000 and 180,000, respectively. The decrease was mainly due to the acquisition of Legend LP, which eliminated to recognize property management income from Legend LP as intercompany transaction for the period started from April to December in 2023.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized for the year ended December 31, 2022. During the year ended December 31, 2023, the Company made loan payment of $8,048. As of December 31, 2023 and 2022, the current portion of the Chase auto loan totaled $8,048 and $8,049, respectively, which was included in loans, current on the consolidated balance sheets.

Item 14. Principal Accountant Fees and Services.

During 2023 and 2022, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended December 31, 2023, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2022.

	Year ended December 31,
	2023	2022
Audit Fees	$17,000	$9,500

Audit-Related Fees	$-0-	$-0-

Tax Fees	$1,760	$1,200

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of April, 2024.

FORGE INNOVATION DEVELOPMENT CORP.

By:	/s/ Patrick Liang
Patrick Liang, Chief (Principle) Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Patrick Liang	Dated: April 16, 2024
Patrick Liang
Chief Executive Officer, President, Chief Financial Officer and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

