Form 10-Q
period 2024-03-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2024-05-17
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at May 16, 2024, was 50,389,011.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2024

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023

ASSETS
CURRENT ASSETS
Cash	$3,909	$4,892
Rent receivables	123,296	114,036
Deferred share-based compensation	434,958	928,986
Prepaid expense and other current assets	78,195	76,239

Total Current Assets	640,358	1,124,153

NONCURRENT ASSETS
Equipment, net	58,319	63,520
Real estate investments, net	8,113,881	8,118,728
Total Non-Current Assets	8,172,200	8,182,248
TOTAL ASSETS	$8,812,558	$9,306,401

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$113,646	$127,049
Due to related parties	1,002,275	926,815
Unearned revenue	55,781	45,774
Other current liabilities	42,941	40,588
Loan payables	458,979	466,065

Total Current Liabilities	1,673,622	1,606,291

Security deposits	151,893	151,893
Other liabilities	32,941	40,000
Long term portion of Chase auto loan	26,162	28,174
Long term portion of SBA loan	11,467	11,674
Commercial loan	4,278,263	4,149,950
TOTAL LIABILITIES	6,174,348	5,987,982

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,389,011 shares issued and outstanding	5,039	5,039
Additional paid-in capital	4,806,201	4,806,201
Accumulated deficit	(3,070,272)	(2,485,934)
Total Forge Stockholders’ Equity	1,740,968	2,325,306
Noncontrolling interests	897,242	993,113
Total Equity	2,638,210	3,318,419
TOTAL LIABILITIES AND EQUITY	$8,812,558	$9,306,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023

Property management income - related party	$-	$45,000
Rental income	136,219	-
Total revenue	136,219	45,000

Operating expenses
Professional expenses	15,000	20,800
Depreciation expense	78,361	6,213
Share-based compensation	494,028	-
Property operating expense	36,148	-
Selling, general and administrative expenses	66,090	36,311

Total operating expenses	689,627	63,324

Other income (expense)
Other income	4,213	2,292
Interest expense	(131,014)	-
Gain on bargain purchase	-	487,688
Total other (expense) income	(126,801)	489,980

Net (loss) income before tax	(680,209)	471,656
Income tax	-	-
Net (loss) income	$(680,209)	$471,656
Net loss attributable to non-controlling interest in a subsidiary	(95,871)	-
Net (loss) income attributable to common stockholders	$(584,338)	$471,656

(Loss) earnings per common share, basic and diluted	$(0.01)	$0.01

Weighted average number of common shares outstanding, basic and diluted	50,389,011	45,791,085

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(680,209)	$471,656
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	78,361	6,213
Gain on bargain purchase	-	(487,688)
Expense paid by a related party on behalf of the Company	13,570	-
Share-based compensation	494,028	-
Change in operating assets and liabilities:
Account receivable	(9,260)	(4,000)
Prepaid expense and other current assets	(1,956)	(2,208)
Accounts payable and accrued liabilities	16,597	(22)
Unearned revenue	10,007	(2,292)
Due to related party	4,500	-
Other current liabilities and other liabilities	(4,706)	-
Net cash used in operating activities	(79,068)	(18,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from Legend	-	3,192
Net cash provided by investing activities	-	3,192

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of commercial and SBA loans	(9,305)	(2,012)
Proceeds from commercial loan	30,000	-
Repayment to a related party	(58,500)	-
Advance from a related party	115,890	14,370
Net cash provided by financing activities	78,085	12,358

Net decrease in Cash	(983)	(2,791)
Cash at beginning of period:	4,892	11,734
Cash at end of period:	$3,909	$8,943

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$93,388	$-
Income taxes paid	$-	$-

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Additional loan borrowed for deduction of interest payable	$30,000	$-
Additional loan borrowed for tenant improvements	$68,313	$-
Shares issued for acquisition of Legend	$-	$1,377,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2024	50,389,011	$5,039	$4,806,201	$(2,485,934)	$993,113	$3,318,419
Net loss	-	-	-	(584,338)	(95,871)	(680,209)
Balance, March 31, 2024 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,070,272)	897,242	$2,638,210

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2023	45,621,868	$4,562	$1,469,678	$(1,565,579)	$-	$(91,339)
Net income	-	-	-	471,656	-	471,656
Acquisition of Legend	1,967,143	197	1,376,803	-	1,323,000	2,700,000
Balance, March 31, 2023 (unaudited)	47,589,011	$4,759	$2,846,481	$(1,093,923)	1,323,000	$3,080,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Forge Innovation Development Corp. and Subsidiary

Notes to the condensed consolidated financial statements

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of March 31, 2024, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

Pursuant to the lease agreements, the Company receives security deposits which will be refunded or applied as final payments as outlined in the agreements. Such security deposits are recorded as liabilities for the Company on the consolidated balance sheet. As of March 31, 2024 and December 31, 2023, security deposits totaled $151,893.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $3,070,272 as of March 31, 2024. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Real Estate Investments, Net

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

	March 31, 2024	December 31, 2023
Commercial building	$7,026,233	$7,026,233
Tenant improvements	1,074,000	1,074,000
Construction in progress	406,313	338,000
Land	527,000	527,000
Total real estate investments, at cost	9,033,546	8,965,233
Less: accumulated depreciation	(919,665)	(846,505)
Total real estate investments, net	$8,113,881	$8,118,728

For the three-month ended March 31, 2024 and 2023, the Company recorded depreciation expenses of $73,160 and $nil for real estate investments, respectively.

Note 5 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On March 31, 2024 and December 31, 2023, the cash balances were fully insured.

For the three months ended March 31, 2024, the Company generate revenue of 53% from an unrelated customer. For the three months ended March 31, 2023, the Company generated revenue of 100% from Legend LP which became a subsidiary of the Company after March 27, 2023. As of March 31, 2024, accounts receivable from the largest customer accounted for 70% of the total accounts receivable.

Note 6 - Income Taxes

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

For the three months ended March 31, 2024 and 2023, the Company has incurred a net loss before tax of $680,209 and a net income of $471,656, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of March 31, 2024 and December 31, 2023, deferred tax assets resulted from NOLs of approximately $784,664 and $658,276, respectively, which were fully off-set by valuation allowance reserved.

Note 7 - Related Party Transactions

As of March 31, 2024 and December 31, 2023, the amounts due to related parties consisted of the following:

Party	Nature of relationship	March 31, 2024	December 31, 2023
Patrick Liang (“Patrick”)	Chief Executive Officer	$364	$364
Hua Guo	Officer of Legend LP and Patrick’s mother	115,560	53,000
Xiaohui Deng	Member of Legend LP	50,000	50,000
Xingyu Liu	Member of Legend LP	100,000	100,000
Glory Investment International Inc. (“Glory”)	Entity controlled by Hua Guo	161,500	161,500
Prime Investment International Inc. (“Prime”)	Entity controlled by Hua Guo	308,851	300,451
University Campus Hotel LP (“University”)	Entity controlled by Hua Guo	191,000	191,000
Speedlight Consulting (“Speedlight”)	Entity controlled by a former director and 5.56% shareholder	75,000	70,500
		$1,002,275	$926,815

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the three months ended March 31, 2024, these related parties paid expenses on behalf of the Company in the total amount of $13,570. Advances received from these related parties totaled $115,890 in 2023, and the Company repaid a total of $58,500.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406.12 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the year ended December 31, 2022. During the three months ended March 31, 2024 and 2023, the Company made loan payment of $2,012 and $2,012, respectively.

During the three months ended March 31, 2023, the Company generated property management income of $45,000 from Legend LP. Pursuant to the agreement between Legend LP and the Company, the Company manages the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51 acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 with one year term due to new tenants moving in and additional management services desired. On March 24, 2023, the Company acquired 51% interest in Legend LP from Legend LLC. Legend LP became a subsidiary of the Company.

On July 28, 2023, Legend LP entered into a Promissory Note (the “Note #1”) with Xingyu Liu, a member of Legend LP, to borrow $100,000 at an annual interest rate of 5%. The entire amount was due and payable six (6) months from July 28, 2023. As of March 31, 2023, the Note #1 had not been paid off and was extended to be due on or before April 25, 2024. However, the Note #1, along with accrued interest, was subsequently paid off on April 17, 2024.

On August 15, 2023, Legend LP entered into a Promissory Note (the “Note #2”) with Xiaohui Deng, a member of Legend LP, to borrow $50,000 at an annual interest rate of 5%. The entire amount was due and payable six (6) months from August 15, 2023. As of March 31, 2023, the Note #2 had not been paid off and was extended to be due on or before April 25, 2024. However, the Note #2, along with accrued interest, was subsequently paid off on April 24, 2024.

Note 8 – Commercial and SBA Loans

	March 31,	December 31,
Party	2024	2023
Chase auto loan (Note 8)	$34,210	$36,222
SBA Loan (a)	12,137	12,344
Third party individual (b)	50,000	50,000
Third party entity A (c)	14,170	21,256
Third party entity B (d)	4,278,263	4,149,950
Third party entity C (e)	386,091	386,091
Total commercial loans	4,774,871	4,655,863
Less: current portion	(458,979)	(466,065)
Non-current portion	$4,315,892	$4,189,798

During the three months ended March 31, 2024, the Company recognized interest expense $131,014 and paid interest of $93,388 with cash. As of March 31, 2024, interest payable of $50,289 was was presented and included in the accounts payable and accrued liabilities on the consolidated balance sheet.

a.	On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of March 31, 2024 and December 31, 2023, the current portion of the outstanding loan balances were $670 and $670, respectively.

b.	During the year ended December 31, 2023, the Company received a loan of $50,000 from a third-party individual. The loan is unsecured, due on April 10, 2024, and bears an interest rate of 5% per annum. The loan was subsequent extended to be due on or before May 30, 2024 as agreed by the third-party individual and Legend LP.

c.	In December 2023, the Company received a loan of $20,000 from a third-party due within 9 months. The loan origination fee was $1,256 which was unpaid as of December 31, 2023, and included in the total loan balance. Monthly payment of the loan totaled $2,362. During the three months ended March 31, 2024, the Company made repayment of $7,085. And as of March 31, 2024, the loan totaled $14,171.

d.	Upon acquisition of Legend LP, the Company assumed loan from Legend LP which is payable to a third-party (the “Lender”) in the principal amount of $3,531,200 (the “Existing Loan”). On March 23, 2023, Legend LP extended the Existing Loan with the Lender in a promissory note (the “Note”) at the interest rate of 3.73% per annum over “The Wall Street Journal Prime Rate,” as the rate may change from time to time. “The Wall Street Journal Prime Rate” is and shall mean the variable rate of interest, on a per annum basis, which is announced and/or published in the Money Rates section of The Wall Street Journal from time to time as its prime rate. The Note rate shall be redetermined whenever The Wall Street Journal Prime Rate Changes. The Note was formally signed and completed between Legend LP and the lender on April 5, 2023. Pursuant to the Note, the loan is due March 20, 2025.

During the year ended December 31, 2023, the Company received an additional amount of $448,000 from this Lender which was paid directly to vendors for real estate investments and $80,000 in cash for working capital purpose. Accrued interest of $80,338 for the Note and prepayments of $10,412 made on behalf of the Company were included in the commercial loan balance as of December 31, 2023. During the year ended December 31, 2023, the Company recognized interest expense and loan fee of $472,977, with $348,309 paid in cash. As of December 31, 2023, interest payable of $44,330 was presented and included in the accounts payable and accrued liabilities on the consolidated balance sheet.

During the three months ended March 31, 2024, the Company received loan proceeds of $30,000, and advance of $68,313, which was paid directly to vendors for real estate investments. $30,000 addition of loan principal were converted from the interest payable, thus, the principal balance of the Existing Loan was $4,278,263 with $45,497 interest payable outstanding as of March 31, 2024.

e.	The Company assumed a third-party loan in the total amount of $386,091 upon acquisition of Legend LP, which is unsecured, non-interest-bearing and due on demand.

Note 9 - Acquisition of Legend

On March 23, 2023, the Company acquired 51% of partnership interest of Legend LP from Legend LLC, for issuance of 1,967,143 common stocks of the Company, with a total fair value of $1,377,000. Legend became a subsidiary of the Company. Legend LP owns 100% of Mission Marketplace: a grocery anchored shopping center located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site. Legend LLC is a related party of the President of the Company. The acquisition has been accounted for as a business combination between related parties in accordance with ASC 805 Business Combinations.

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

Given the nature of Legend’s operations, substantially all revenue and expenses incurred at the beginning of the month. Considering the short period of 7 days from acquisition date to the quarter end, upon agreement with Legend LLC, the Company started to consolidate the operation results of Legend from April 1, 2023.

Note 10 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended December 31, 2023, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of December 31, 2023, the Company had $80,588 in rent payable to PHBC-II, with $40,588 due in one year and $40,000 due after one year. As of March 31, 2024, the Company had rent payable of $75,882, with $42,941 due in one year and $32,941 due after one year. The rent payable is grouped under other current liabilities and other liabilities for the short-term and long-term portion, respectively.

Note 11 –Subsequent Event

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of March 31, 2024, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

Results of Operation for the three months ended March 31, 2024 and 2023

For the three months ended March 31, 2024, we had total revenue of $136,219, as compared to $45,000 for the three months ended March 31, 2023, an increase of $91,219, or 203%. The increase was mainly due to the acquisition of Legend LP in March 2023.

For the three months ended March 31, 2024, we had property management income of $nil, as compared to $45,000 for the three months ended March 31, 2023, a decrease of $45,000. The decrease was mainly due to the acquisition of Legend LP in 2023, which eliminated to recognize property management income from Legend LP as intercompany transaction for the three months ended March 31, 2024.

For the three months ended March 31, 2024, the Company had total rent income generated by Legend LP of $136,219, as compared to $nil during the three months ended March 31, 2023, an increase of $136,219, or 100%. The increase was mainly resulted from the acquisition of Legend LP near the end of the first quarter in 2023.

During the three months ended March 31, 2024 and 2023, the Company incurred general and administrative expenses of $66,090 and $36,311, respectively. During the same period of 2023 and 2024, the depreciation expense increased from $6,213 to $78,361, and property operating expense increased from $nil to $36,148. The increases in expenses are mainly due to the acquisition of Legend LP, which leads more depreciation expenses and property operating related expenses.

During the three months ended March 31, 2024 and 2023, the Company had interest expense, net of $131,014 and $nil occurred from the loans of Legend LP, respectively.

During the three months ended March 31, 2023 and 2024, the Company had gain on bargain purchase of $487,688 and $nil on the acquisition of Legend LP, respectively.

During the three months ended March 31, 2024 and 2023, the Company had share-based compensation of $494,028 and $nil, respectively. The increase is due to the adoption of 2023 Equity Incentive Plan and the issuance of 2,800,000 shares of common stocks under the plan to the Company’s 2023 Equity Incentive Plan after the first quarter of 2023.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016, except for current quarter, and as of March 31, 2024, we had an accumulated deficit of $3,070,272. As of March 31, 2024, we had cash of $3,909 and a negative working capital of $1,033,264, compared to cash of $4,892 and a negative working capital of $482,138 as of December 31, 2023. The increase in the working capital deficiency was primarily due to cash used to pay for operating expenses and loans and interest of Legend.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Item

31.1*	Certification of Chief (Principle) Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief (Principle) Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief (Principle) Executive Officer and Chief (Principle) Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGE INNOVATION DEVELOPMENT CORP.

Date: May 17, 2024	/s/ Patrick Liang
Patrick Liang
Chief (Principle) Executive Officer

Date: May 17, 2024	/s/ Patrick Liang
Patrick Liang
Chief (Principle) Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief (Principle) Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief (Principle) Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief (Principle) Executive Officer and Chief (Principle) Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

