Form 10-Q/A
period 2024-03-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2024-08-02
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of Forge Innovation Development Corp. for the quarter ended March 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on May 17, 2024 (the “Original Filing”), is being filed solely to correct the following:

1.	to include in the Certifications previously filed with our Form 10-Q the introductory language in paragraph 4 to conform exactly to the language set forth in Exchange Act Rule 13a-14(a) and

2.	include paragraph 4(b) as required by Exchange Act Rule 13a-14(a)

In addition, pursuant to the rules of the SEC, the exhibit list included herein reflects currently dated certifications from the Company’s principal executive officer and principal accounting officer, which are filed as exhibits to this Amendment No. 1.

Except for the foregoing amended information, Amendment No. 1 does not amend or update any other information contained in the Original Filing or reflect any events that have occurred after the filing date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: August 2, 2024	/s/ Patrick Liang
Patrick Liang
Chief (Principle) Executive Officer

Date: August 2, 2024	/s/ Patrick Liang
Patrick Liang
Chief (Principle) Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief (Principle) Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief (Principle) Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief (Principle) Executive Officer and Chief (Principle) Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

