Form 10-Q
period 2024-06-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2024-08-14
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at August 13, 2024, was 50,389,011.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2024

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Forge,” “Company,” “we,” “us,” and “our” in this document refer to Forge Innovation Development Corp., a Nevada corporation.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023

ASSETS
CURRENT ASSETS
Cash	$46,785	$4,892
Rent receivables	127,255	114,036
Deferred share-based compensation	-	928,986
Prepaid expense and other current assets	36,259	76,239

Total Current Assets	210,299	1,124,153

NONCURRENT ASSETS
Property and equipment, net	58,690	63,520
Real estate investments, net	8,040,721	8,118,728
Total Non-Current Assets	8,099,411	8,182,248
TOTAL ASSETS	$8,309,710	$9,306,401

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$109,346	$127,049
Due to related parties	548,319	926,815
Unearned revenue	43,813	45,774
Other current liabilities	42,941	40,588
Loan payables	479,757	466,065

Total Current Liabilities	1,224,176	1,606,291

Security deposits	171,893	151,893
Other liability	25,882	40,000
Long term portion of Chase auto loan	24,150	28,174
Long term portion of SBA loan	11,260	11,674
Commercial loan	4,903,510	4,149,950
TOTAL LIABILITIES	6,360,871	5,987,982

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,389,011 shares issued and outstanding	5,039	5,039
Additional paid-in capital	4,806,201	4,806,201
Accumulated deficit	(3,657,455)	(2,485,934)
Total Forge Stockholders’ Equity	1,153,785	2,325,306
Noncontrolling interests	795,054	993,113
Total Equity	1,948,839	3,318,419
TOTAL LIABILITIES AND EQUITY	$8,309,710	$9,306,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenues
Property management income from a related party	$—	$—	$—	$45,000
Rent income	175,899	133,010	312,118	133,010
Total revenues	175,899	133,010	312,118	178,010

Operating Expenses
Professional expenses	17,000	15,600	32,000	36,400
Depreciation expense	78,166	115,634	156,527	121,847
Share-based compensation	434,958	42,959	928,986	42,959
Selling, general and administrative expenses	107,795	62,080	173,885	98,391
Property operating	41,482	52,010	77,630	52,010

Total operating expenses	679,401	288,283	1,369,028	351,607

Other income (expenses):
Interest expense and loan fee, net	(187,088)	(204,763)	(318,102)	(204,763)
Gain on bargain purchase	—	—	—	487,688
Gain on debt settlement	—	—	—	—
Other expense, net	1,219	(29,093)	5,432	(26,801)
Total other expense, net	(185,869)	(233,856)	(312,670)	256,124

Net loss before income tax	(689,371)	(389,129)	(1,369,580)	82,527
Income tax expense	—	—	—	—

Net (loss) income	$(689,371)	$(389,129)	$(1,369,580)	$82,527
Net loss attributable to non-controlling interests in a subsidiary	(102,188)	(153,933)	(198,059)	(153,933)
Net (loss) income attributable to common stockholders	$(587,183)	$(235,196)	$(1,171,521)	$236,460

Weighted average shares outstanding:
Basic and diluted	50,389,011	47,712,088	50,389,011	46,759,697

Earnings per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,369,580)	$82,527
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	156,527	121,847
Gain on bargain purchase	-	(487,688)
Expense paid by a related party on behalf of the Company	13,570	-
Share-based compensation	928,986	42,959
Accrued interest	40,000	110,956
Change in operating assets and liabilities:
Account receivable	(13,219)	(16,077)
Prepaid expense and other current assets	39,980	3,431
Accounts payable and accrued liabilities	(17,703)	19,194
Unearned revenue	(1,961)	(4,082)
Due to related party	-	1,500
Other current liabilities and other liabilities	(11,765)	16,930
Security deposit payable	20,000	13,953
Net cash used in operating activities	(215,165)	(94,550)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from Legend	-	3,192
Purchase of property and equipment	(5,377)	(1,078)
Net cash (used in) provided by investing activities	(5,377)	2,114

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of commercial and SBA loans	(4,375,499)	(4,231)
Proceeds from commercial loan	5,030,000	-
Repayment to related parties	(536,000)	(24,338)
Advance from related parties	143,934	109,899
Net cash provided by financing activities	262,435	81,330

Net increase (decrease) in Cash	41,893	(11,106)
Cash at beginning of period:	4,892	11,734
Cash at end of period:	$46,785	$628

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$206,042	$109,519
Income taxes paid	$-	$-

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Shares issued for acquisition of Legend	$-	$1,377,000
Purchase of real estate investment settled by loans	$-	$362,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Equity
Balance, March 31, 2024 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(3,070,272)	$897,242	$2,638,210
Net loss	-	-	-	-	-	(587,183)	(102,188)	(689,371)
Balance, June 30, 2024 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(3,657,455)	$795,054	$1,948,839

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Equity
Balance, January 1, 2024	-	$-	50,389,011	$5,039	$4,806,201	$(2,485,934)	$993,113	$3,318,419
Net loss	-	-	-	-	-	(1,171,521)	(198,059)	(1,369,580)
Balance, June 30, 2024 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(3,657,455)	$795,054	$1,948,839

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Equity
Balance, March 31, 2023 (unaudited)	-	$-	47,589,011	$4,759	$2,846,481	$(1,093,923)	$1,323,000	$3,080,317
Shares issued for compensation	-	-	2,800,000	280	1,959,720	-	-	1,960,000
Net loss	-	-	-	-	-	(235,196)	(153,933)	(389,129)
Balance, June 30, 2023 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(1,329,119)	$1,169,067	$4,651,188

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Equity
Balance, January 1,2023	-	$-	45,621,868	$4,562	$1,469,678	$(1,565,579)	$-	$(91,339)
Net loss	-	-	-	-	-	236,460	(153,933)	82,527
Shares issued for compensation	-	-	2,800,000	280	1,959,720	-	-	1,960,000
Acquisition of Legend	-	-	1,967,143	197	1,376,803	-	1,323,000	2,700,000
Balance, June 30, 2023 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(1,329,119)	$1,169,067	$4,651,188

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of June 30, 2024, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K/A filed on August 2, 2024, have been omitted.

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

Pursuant to the lease agreements, the Company receives security deposits which will be refunded or applied as final payments as outlined in the agreements. Such security deposits are recorded as liabilities for the Company on the consolidated balance sheet. As of June 30, 2024 and December 31, 2023, security deposits totaled $171,893 and $151,893, respectively.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $3,657,455 as of June 30, 2024. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

	June 30, 2024	December 31, 2023
Commercial building	$7,026,233	$7,026,233
Tenant improvements	1,074,000	1,074,000
Construction in progress	406,313	338,000
Land	527,000	527,000
Total real estate investments, at cost	9,033,546	8,965,233
Less: accumulated depreciation	(992,825)	(846,505)
Total real estate investments, net	$8,040,721	$8,118,728

For the three months ended June 30, 2024 and 2023, the Company recorded depreciation expenses of $73,160 and $110,211 for real estate investments, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded depreciation expenses of $146,320 and $173,414 for real estate investments, respectively.

Note 5 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On June 30, 2024 and December 31, 2023, our cash balances in there two bank accounts were fully insured.

For the three months ended June 30, 2024, the Company generated revenue of 40% and 15% from two top unrelated customers, respectively. For the three months ended June 30, 2023, the Company generated revenue of 47% from unrelated customer. For the six months ended June 30, 2024, the Company’s revenue consisted of 45% from one unrelated customer. For the six months ended June 30, 2023, the Company generated revenue of 25% from Legend LP which became a subsidiary of the Company after March 27, 2023. Also during the six months ended June 30, 2023, the Company generated revenue of 35% from an unrelated customer. As of June 30, 2024, accounts receivable from the largest customers accounted for 70% of the total accounts receivable, respectively. As of December 31, 2023, accounts receivable from the largest customer accounted for 68% of the total accounts receivable.

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

For the six months ended June 30, 2024 and 2023, the Company has incurred a net loss before tax of $1,369,580 and a net income of $82,527, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2024 and December 31, 2023, deferred tax assets resulted from NOLs of approximately $913,017 and $658,276, respectively, which were fully off-set by valuation allowance reserved.

Note 7 - Related Party Transactions

As of June 30, 2024 and December 31, 2023, the amounts due to related parties consisted of the following:

Party	Nature of relationship	June 30, 2024	December 31, 2023
Patrick Liang (“Patrick”)	Chief Executive Officer	$2,364	$364
Hua Guo	Officer of Legend LP and Patrick’s mother	12,874	53,000
Xiaohui Deng	Member of Legend LP	-	50,000
Xingyu Liu	Member of Legend LP	-	100,000
Glory Investment International Inc. (“Glory”)	Entity controlled by Hua Guo	131,500	161,500
Prime Investment International Inc. (“Prime”)	Entity controlled by Hua Guo	293,851	300,451
University Campus Hotel LP (“University”)	Entity controlled by Hua Guo	37,230	191,000
Speedlight Consulting (“Speedlight”)	Entity controlled by a former director and 5.56% shareholder	70,500	70,500
		$548,319	$926,815

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the six months ended June 30, 2024, these related parties paid expenses on behalf of the Company in the total amount of $13,570. Advances received from these related parties totaled $143,934, and the Company repaid a total of $536,000.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406.12 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the year ended December 31, 2022. During the six months ended June 30, 2024 and 2023, the Company made loan payment of $4,025 and $4,231, respectively.

During the six months ended June 30, 2023, Mr. Liang, the Company’s CEO, paid operating expenses on behalf of the Company in the amount of $14,370, respectively. Repayment paid back to Mr. Liang totaled $14,337 for the six months ended June 30, 2023.

During the six months ended June 30, 2023, the Company received advance of $28,000 from Mr. Hua Guo, an officer of the Company for operating expenses.

During the six months ended June 30, 2023, the Company generated property management income of $45,000 from Legend LP. Pursuant to the agreement between Legend LP and the Company, the Company manages the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51 acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 with one year term due to new tenants moving in and additional management services desired. On March 24, 2023, the Company acquired 51% interest in Legend LP from Legend LLC. Legend LP became a subsidiary of the Company.

On July 28, 2023, Legend LP entered into a Promissory Note (the “Note #1”) with Xingyu Liu, a member of Legend LP, to borrow $100,000 at an annual interest rate of 5%. The entire amount was due and payable six (6) months from July 28, 2023. As of March 31, 2024, the Note #1 had not been paid off and was extended to be due on or before April 25, 2024. The Note #1, along with accrued interest, was paid off on April 17, 2024.

On August 15, 2023, Legend LP entered into a Promissory Note (the “Note #2”) with Xiaohui Deng, a member of Legend LP, to borrow $50,000 at an annual interest rate of 5%. The entire amount was due and payable six (6) months from August 15, 2023. As of March 31, 2024, the Note #2 had not been paid off and was extended to be due on or before April 25, 2024. The Note #2, along with accrued interest, was paid off on April 24, 2024.

Note 8 – Commercial and SBA Loans

	June 30,	December 31,
Party	2024	2023
Chase auto loan (Note 7)	$32,198	$36,222
SBA Loan (a)	11,861	12,344
Third party individual (b)	-	50,000
Third party entity A (c)	7,085	21,256
Third party entity B (d)	-	4,149,950
Third party entity C (e)	386,091	386,091
Third party entity D (f)	4,981,442	-
Total commercial loans	5,418,677	4,655,863
Less: current portion	(479,757)	(466,065)
Non-current portion	$4,938,920	$4,189,798

During the six months ended June 30, 2024, the Company recognized interest expense $228,891 and paid interest of $206,042 with cash. As of June 30, 2024, interest payable of $30,615 was presented and included in the accounts payable and accrued liabilities on the consolidated balance sheet.

a.	On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of June 30, 2024 and December 31, 2023, the current portion of the outstanding loan balances were $670 and $670, respectively.

b.	During the year ended December 31, 2023, the Company received a loan of $50,000 from a third-party individual. The loan was unsecured, due on April 10, 2024, and bears an interest rate of 5% per annum. The loan was extended to be due on or before May 30, 2024 as agreed by the third-party individual and Legend LP. As of June 30, 2024, the loan was fully paid off.

c.	In December 2023, the Company received a loan of $20,000 from a third-party due within 9 months. The loan origination fee was $1,256 which was unpaid as of December 31, 2023, and included in the total loan balance. Monthly payment of the loan totaled $2,362. During the six months ended June 30, 2024, the Company made repayment of $14,171.

d.	Upon acquisition of Legend LP, the Company assumed loan from Legend LP which is payable to a third-party (the “Lender”) in the principal amount of $3,531,200 (the “Existing Loan”). On March 23, 2023, Legend LP extended the Existing Loan with the Lender in a promissory note (the “Note”) at the interest rate of 3.73% per annum over “The Wall Street Journal Prime Rate,” as the rate may change from time to time. “The Wall Street Journal Prime Rate” is and shall mean the variable rate of interest, on a per annum basis, which is announced and/or published in the Money Rates section of The Wall Street Journal from time to time as its prime rate. The Note rate shall be redetermined whenever The Wall Street Journal Prime Rate Changes. The Note was formally signed and completed between Legend LP and the lender on April 5, 2023. Pursuant to the Note, the loan is due March 20, 2025. During the year ended December 31, 2023, the Company received an additional amount of $448,000 from this Lender which was paid directly to vendors for real estate investments and $80,000 in cash for working capital purpose. Accrued interest of $80,338 for the Note and prepayments of $10,412 made on behalf of the Company were included in the commercial loan balance as of December 31, 2023. During the year ended December 31, 2023, the Company recognized interest expense and loan fee of $472,977, with $348,309 paid in cash. As of December 31, 2023, interest payable of $44,330 was presented and included in the accounts payable and accrued liabilities on the consolidated balance sheet. During the six months ended June 30, 2024, the Company received loan proceeds of $30,000, and advance of $68,313 which was paid directly to vendors for real estate investments. As of June 30, 2024, the loan was fully paid off.

e.	The Company assumed a third-party loan in the total amount of $386,091 upon acquisition of Legend LP, which is unsecured, non-interest-bearing and due on demand.

f.	On April 15, 2024, Legend LP refinanced its Property by securing a new promissory note (the “New Note”) in the totaling $5,000,000 from GBC International Bank (“GBC”). The initial interest rate of this New Note stands at 7.375%, determined based on the “Wall Street Journal Prime Rate” (the “Prime Rate”). The Prime Rate is the interest rate published each business day in the money rates section of the Wall Street Journal, currently set at 8.50%, with an additional margin of -1.125 percent points applied, resulting in an initial interest rate of 7.375% of our New Note. The interest rate of the New Note will be using a variable interest rate based on the Prime Rate plus a margin of -1.125 parentage points. However, the interest rate will not fall below 5% throughout the duration of the New Note. The New Note between Legend LP and GBC was completed on April 15, 2024, with the maturity date set for April 5, 2034. During the six months ended June 30, 2024, the Company made repayment of $18,558 to GBC.

Note 9 - Acquisition of Legend

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

Note 10 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended December 31, 2023, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of December 31, 2023, the Company had $80,588 in rent payable to PHBC-II, with $40,588 due in one year and $40,000 due after one year. As of June 30, 2024, the Company had rent payable of $68,824, with $42,941 due in one year and $25,882 due after one year. The rent payable is grouped under other current liabilities and other liabilities for the short-term and long-term portion, respectively.

Note 11 –Subsequent Event

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission and noted no subsequent event.

Item 2. Management’s Discussion and Analysis and Plan of Operation

This Form 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of June 30, 2024, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

Results of Operation for the three months ended June 30, 2024 and 2023

For the three months ended June 30, 2024, we had total rental income of $175,898, as compared to $133,010 for the three months ended June 30, 2023, an increase of $42,888, or 32%. The increase was mainly due to the increased rentable offices since the acquisition of Legend LP.

During the three months ended June 30, 2024 and 2023, the Company incurred general and administrative expenses of $107,795 and $62,080, respectively. The increase of general and administrative expense was mainly due to the acquisition of Legend LP in March 2023 which resulted in more general and administrative expenses. During the same periods of 2023 and 2024, our depreciation expense decreased from $115,634 to $78,166. During the three months ended June 30, 2024, our property operating expense decreased to $41,482 from $52,010, the same quarter of 2023. The decrease in property operating expense was due to normal fluctuations in costs.

During the three months ended June 30, 2024 and 2023, the Company had interest expense and other, net of $187,088 and $204,763 occurred from the loans of Legend LP, respectively.

During the three months ended June 30, 2024 and 2023, the Company had share-based compensation of $434,958 and $42,959, respectively. The increase is due to the adoption of the Company’s 2023 Equity Incentive Plan (the “Plan”) and the issuance of 2,800,000 shares of common stocks under the Plan to the Company’s consultants after the first quarter of 2023.

Results of Operation for the six months ended June 30, 2024 and 2023

For the six months ended June 30, 2024, we had total rental income of $312,118, as compared to $178,010 for the six months ended June 30, 2023, an increase of $134,108, or 75%. The increase was mainly due to the increased rentable offices since the acquisition of Legend LP.

For the six months ended June 30, 2024, we had total management income of $nil, as compared to $45,000 for the six months ended June 30, 2023. The decrease was mainly due to the acquisition of Legend LP in March 2023, which eliminated to recognize property management income from Legend LP as intercompany transaction since April 2023.

During the six months ended June 30, 2024 and 2023, the Company incurred general and administrative expenses of $173,885 and $98,391, respectively. During the same period of 2023 and 2024, the depreciation expense increased from $121,847 to $156,527, and property operating expense increased from $52,010 to $77,630. The increases in these expense categories were mainly due to the acquisition of Legend LP and subsequently increased rentable offices, which leads more general and administrative expenses, depreciation expense and property operating related expenses.

During the six months ended June 30, 2024 and 2023, the Company had interest expense and other, net of $318,102 and $204,763 occurred from the loans of Legend LP, respectively. The decrease in interest expense was mainly due to the change of borrower for the loans of Legend LP in April 2024.

During the six months ended June 30, 2024 and 2023, the Company had share-based compensation of $928,986 and $42,959, respectively. The increase is due to the adoption of the Company’s 2023 Equity Incentive Plan (the “Plan”) and the issuance of 2,800,000 shares of common stocks under the Plan to the Company’s consultants after the first quarter of 2023.

During the six months ended June 30, 2023 and 2024, the Company had gain on bargain purchase of $487,688 and $nil on the acquisition of Legend LP, respectively.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016, except for current quarter, and as of June 30, 2024, we had an accumulated deficit of $3,657,455. As of June 30, 2024, we had cash of $46,785 and a negative working capital of $1,013,877, compared to cash of $4,892 and a negative working capital of $482,138 as of December 31, 2023. The increase in the working capital deficiency was primarily due to cash used to pay for operating expenses and loans and interest of Legend.

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

The critical accounting policies are discussed in further detail in the notes to the audited consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation, and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our Company.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended December 31, 2023, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of December 31, 2023, the Company had $80,588 in rent payable to PHBC-II, with $40,588 due in one year and $40,000 due after one year. As of June 30, 2024, the Company had rent payable of $68,824, with $28,8241 due in one year and $40,000 due after one year.

Item 1A. Risk Factors.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGE INNOVATION DEVELOPMENT CORP.

Date: August 14, 2024	/s/ Patrick Liang
Patrick Liang
Chief Executive Officer

Date: August 14, 2024	/s/ Patrick Liang
Patrick Liang
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

