Form 10-Q
period 2024-09-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2024-11-14
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at November 14, 2024, was 50,389,011.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2024

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023

ASSETS
CURRENT ASSETS
Cash	$28,244	$4,892
Rent receivables	129,408	114,036
Deferred share-based compensation	-	928,986
Prepaid expense and other current assets	6,072	76,239

Total Current Assets	163,724	1,124,153

NONCURRENT ASSETS
Property and equipment, net	53,683	63,520
Real estate investments, net	8,045,248	8,118,728
Total Non-Current Assets	8,098,931	8,182,248
TOTAL ASSETS	$8,262,655	$9,306,401

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$201,929	$127,049
Due to related parties	576,419	926,815
Unearned revenue	15,523	45,774
Other current liabilities	45,294	40,588
Loan payables	468,640	466,065

Total Current Liabilities	1,307,805	1,606,291

Security deposits	168,810	151,893
Other liability	18,824	40,000
Long term portion of Chase auto loan	22,138	28,174
Long term portion of SBA loan	11,260	11,674
Commercial loan	4,890,497	4,149,950
TOTAL LIABILITIES	6,419,334	5,987,982

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,389,011 shares issued and outstanding	5,039	5,039
Additional paid-in capital	4,806,201	4,806,201
Accumulated deficit	(3,716,913)	(2,485,934)
Total Forge Stockholders’ Equity	1,094,327	2,325,306
Noncontrolling interests	748,994	993,113
Total Equity	1,843,321	3,318,419
TOTAL LIABILITIES AND EQUITY	$8,262,655	$9,306,401

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues
Property management income from a related party	$—	$—	$—	$45,000
Rent income	178,380	132,760	490,498	265,770
Total revenues	178,380	132,760	490,498	310,770

Operating Expenses
Professional expenses	13,975	20,000	45,975	56,400
Depreciation expense	78,167	68,884	234,694	190,731
Share-based compensation	—	494,027	928,986	536,986
Selling, general and administrative expenses	72,256	50,499	246,141	148,890
Property operating	44,509	40,354	122,139	92,364

Total operating expenses	208,907	673,764	1,577,935	1,025,371

Other income (expenses):
Interest expense and loan fee, net	(93,669)	(128,520)	(411,771)	(333,283)
Gain on bargain purchase	—	—	—	487,688
Gain on debt settlement	—	—	—	—
Other income (expense), net	18,678	3,919	24,110	(22,882)
Total other income (expense), net	(74,991)	(124,601)	(387,661)	131,523

Net loss before income tax	(105,518)	(665,605)	(1,475,098)	(583,078)
Income tax expense	—	—	—	—

Net loss	$(105,518)	$(665,605)	$(1,475,098)	$(583,078)
Net loss attributable to non-controlling interests in a subsidiary	(46,060)	(81,880)	(244,119)	(235,813)
Net loss attributable to common stockholders	$(59,458)	$(583,725)	$(1,230,979)	$(347,265)

Weighted average shares outstanding:
Basic and diluted	50,389,011	50,389,011	50,389,011	47,982,763

Earnings per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,475,098)	$(583,078)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	234,694	190,731
Gain on bargain purchase	-	(487,688)
Expense paid by a related party on behalf of the Company	13,570	-
Share-based compensation	928,986	536,986
Accrued interest	40,000	80,338
Change in operating assets and liabilities:
Account receivable	(15,372)	(27,730)
Prepaid expense and other current assets	70,167	(17,031)
Accounts payable and accrued liabilities	7,192	25,252
Unearned revenue	(30,251)	(6,251)
Due to related party	(6,000)	18,548
Other current liabilities and other liabilities	(16,470)	2,224
Security deposit payable	16,917	13,953
Net cash used in operating activities	(231,665)	(253,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from Legend	-	3,192
Purchase of fixed assets	(15,376)	(2,105)
Net cash (used in) provided by investing activities	(15,376)	1,087

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of commercial and SBA loans	(4,401,641)	(6,175)
Proceeds from commercial loan	5,030,000	50,000
Repayment to related parties	(568,500)	(140,289)
Advance from related parties	210,534	348,075
Net cash provided by financing activities	270,393	251,611

Net increase (decrease) in Cash	23,352	(1,048)
Cash at beginning of period:	4,892	11,734
Cash at end of period:	$28,244	$10,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$301,482	$209,289
Income taxes paid	$-	$-

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Shares issued for acquisition of Legend	$-	$1,377,000
Purchase of real estate investment settled by loans	$-	$448,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Equity
Balance, June 30, 2024 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(3,657,455)	$795,054	$1,948,839
Net loss	-	-	-	-	-	(59,458)	(46,060)	(105,518)
Balance, September 30, 2024 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(3,716,913)	$748,994	$1,843,321

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Equity
Balance, January 1, 2024	-	$-	50,389,011	$5,039	$4,806,201	$(2,485,934)	$993,113	$3,318,419
Net loss	-	-	-	-	-	(1,230,979)	(244,119)	(1,475,098)
Balance, September 30, 2024 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(3,716,913)	$748,994	$1,843,321

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Equity
Balance, June 30, 2023 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(1,329,119)	$1,169,067	$4,651,188
Net loss	-	-	-	-	-	(583,725)	(81,880)	(665,605)
Balance, September 30, 2023 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(1,912,844)	$1,087,187	$3,985,583

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	interests	Equity
Balance, January 1,2023	-	$-	45,621,868	$4,562	$1,469,678	$(1,565,579)	$-	$(91,339)
Net loss	-	-	-	-	-	(347,265)	(235,813)	(583,078)
Shares issued for compensation	-	-	2,800,000	280	1,959,720	-	-	1,960,000
Acquisition of Legend	-	-	1,967,143	197	1,376,803	-	1,323,000	2,700,000
Balance, September 30, 2023 (unaudited)	-	$-	50,389,011	$5,039	$4,806,201	$(1,912,844)	$1,087,187	$3,985,583

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of September 30, 2024, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

Note 2 - Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K/A, have been omitted.

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

Pursuant to the lease agreements, the Company receives security deposits which will be refunded or applied as final payments as outlined in the agreements. Such security deposits are recorded as liabilities for the Company on the consolidated balance sheet. As of September 30, 2024 and December 31, 2023, security deposits totaled $168,810 and $151,893, respectively.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $3,716,913 as of September 30, 2024. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

	September 30, 2024	December 31, 2023
Commercial building	$7,026,233	$7,026,233
Tenant improvements	1,074,000	1,074,000
Construction in progress	484,000	338,000
Land	527,000	527,000
Total real estate investments, at cost	9,111,233	8,965,233
Less: accumulated depreciation	(1,065,985)	(846,505)
Total real estate investments, net	$8,045,248	$8,118,728

For the three months ended September 30, 2024 and 2023, the Company recorded depreciation expenses of $73,160 and $63,591 for real estate investments, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded depreciation expenses of $219,480 and $173,802 for real estate investments, respectively.

Note 5 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On September 30, 2024 and December 31, 2023, the cash balances were fully insured.

For the three months ended September 30, 2024, the Company generated revenue of 40% and 19% from two top unrelated customers, respectively. For the three months ended September 30, 2023, the Company generated revenue of 51% from an unrelated customer. For the nine months ended September 30, 2024, the Company’s revenue consisted of 43% and 12% from two top unrelated customers. For the nine months ended September 30, 2023, the Company generated revenue of 14% from Legend LP which became a subsidiary of the Company after March 27, 2023. Also during the nine months ended September 30, 2023, the Company generated revenue of 62% from an unrelated customer. As of September 30, 2024, accounts receivable from the largest customers accounted for 71% of the total accounts receivable. As of December 31, 2023, accounts receivable from the largest customer accounted for 68% of the total accounts receivable.

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

For the nine months ended September 30, 2024 and 2023, the Company has incurred a net loss before tax of $1,475,098 and $583,078, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of September, 2024 and December 31, 2023, deferred tax assets resulted from NOLs of approximately $918,761 and $658,276, respectively, which were fully off-set by valuation allowance reserved.

Note 7 - Related Party Transactions

As of September 30, 2024 and December 31, 2023, the amounts due to related parties consisted of the following:

Party	Nature of relationship	September 30, 2024	December 31, 2023
Patrick Liang (“Patrick”)	Chief Executive Officer	$2,364	$364
Hua Guo	Officer of Legend LP and Patrick’s mother	50,374	53,000
Xiaohui Deng	Member of Legend LP	-	50,000
Xingyu Liu	Member of Legend LP	-	100,000
Glory Investment International Inc. (“Glory”)	Entity controlled by Hua Guo	131,500	161,500
Prime Investment International Inc. (“Prime”)	Entity controlled by Hua Guo	290,451	300,451
University Campus Hotel LP (“University”)	Entity controlled by Hua Guo	37,230	191,000
Speedlight Consulting (“Speedlight”)	Entity controlled by a former director and 5.56% shareholder	64,500	70,500
		$576,419	$926,815

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the nine months ended September 30, 2024, these related parties paid expenses on behalf of the Company in the total amount of $13,570. Advances received from these related parties totaled $210,534, and the Company repaid a total of $568,500. During the nine months ended September 30, 2023, these related parties paid expenses on behalf of the Company in the total amount of $12,515. Advances received from these related parties totaled $348,075 during the nine-month period in 2023, and the Company repaid a total of $140,289. $658,000 due to the three entities controlled by Mother of CEO, was assumed by acquisition of Legend LP on March 24, 2023.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406.12 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the year ended December 31, 2022. During the nine months ended September 30, 2024 and 2023, the Company made loan payment of $6,036 and $6,036, respectively.

During the nine months ended September 30, 2023, the Company paid compensation to CEO in the amount of $10,000.

For the nine months ended September 30, 2024 and 2023, the Company occurred professional fee of $30,000 and $37,900, respectively. The amount due to Speedlight represents the professional fee which has not been paid as of September 30, 2024 and December 31, 2023.

During the nine months ended September 30, 2023, the Company generated property management income of $45,000 from Legend LP. Pursuant to the agreement between Legend LP and the Company, the Company manages the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51 acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 with one year term due to new tenants moving in and additional management services desired. On March 24, 2023, the Company acquired 51% interest in Legend LP from Legend LLC. Legend LP became a subsidiary of the Company.

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

Note 8 – Commercial and SBA Loans

Party	September 30, 2024	December 31, 2023
Chase auto loan (Note 7)	$30,184	$36,222
SBA Loan (a)	11,724	12,344
Third party individual (b)	-	50,000
Third party entity A (c)	-	21,256
Third party entity B (d)	-	4,149,950
Third party entity C (e)	386,091	386,091
Third party entity D (f)	4,964,536	-
Total commercial loans	5,392,535	4,655,863
Less: current portion	(468,640)	(466,065)
Non-current portion	$4,923,895	$4,189,798

During the nine months ended September 30, 2024 and 2023, the Company recognized interest expense $327,663 and $333,283, respectively. Also during the same period in 2024 and 2023, paid interest of $301,482 and $209,289 in cash, respectively. As of September 30, 2024 and December 31, 2023 , interest payable of $30,511 and $47,872, respectively, was presented and included in the accounts payable and accrued liabilities on the consolidated balance sheet.

a.	On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of September 30, 2024 and December 31, 2023, the current portion of the outstanding loan balances were $464 and $670, respectively.

b.	During the year ended December 31, 2023, the Company received a loan of $50,000 from a third-party individual. The loan was unsecured, due on April 10, 2024, and bears an interest rate of 5% per annum. The loan was extended to be due on or before May 30, 2024 as agreed by the third-party individual and Legend LP. As of September 30, 2024, the loan was fully paid off.

c.	In December 2023, the Company received a loan of $20,000 from a third-party due within 9 months. The loan origination fee was $1,256 which was unpaid as of December 31, 2023, and included in the total loan balance. Monthly payment of the loan totaled $2,362. During the nine months ended September 30, 2024, the Company made repayment of $21,256.

d.	Upon acquisition of Legend LP, the Company assumed loan from Legend LP which is payable to a third-party (the “Lender”) in the principal amount of $3,531,200 (the “Existing Loan”). On March 23, 2023, Legend LP extended the Existing Loan with the Lender in a promissory note (the “Note”) at the interest rate of 3.73% per annum over “The Wall Street Journal Prime Rate,” as the rate may change from time to time. “The Wall Street Journal Prime Rate” is and shall mean the variable rate of interest, on a per annum basis, which is announced and/or published in the Money Rates section of The Wall Street Journal from time to time as its prime rate. The Note rate shall be redetermined whenever The Wall Street Journal Prime Rate Changes. The Note was formally signed and completed between Legend LP and the lender on April 5, 2023. Pursuant to the Note, the loan is due March 20, 2025. During the year ended December 31, 2023, the Company received an additional amount of $448,000 from this Lender which was paid directly to vendors for real estate investments and $80,000 in cash for working capital purpose. Accrued interest of $80,338 for the Note and prepayments of $10,412 made on behalf of the Company were included in the commercial loan balance as of December 31, 2023. During the year ended December 31, 2023, the Company recognized interest expense and loan fee of $472,977, with $348,309 paid in cash. As of December 31, 2023, interest payable of $44,330 was presented and included in the accounts payable and accrued liabilities on the consolidated balance sheet. During the nine months ended September 30, 2024, the Company received loan proceeds of $30,000, and advance of $68,313 which was paid directly to vendors for real estate investments. As of September 30, 2024, the loan was fully paid off.

e.	The Company assumed a third-party loan in the total amount of $386,091 upon acquisition of Legend LP, which is unsecured, non-interest-bearing and due on demand.

f.	On April 15, 2024, Legend LP refinanced its Property by securing a new promissory note (the “New Note”) in the totaling $5,000,000 from GBC International Bank (“GBC”). The initial interest rate of this New Note stands at 7.375%, determined based on the “Wall Street Journal Prime Rate” (the “Prime Rate”). The Prime Rate is the interest rate published each business day in the money rates section of the Wall Street Journal, currently set at 8.50%, with an additional margin of -1.125 percent points applied, resulting in an initial interest rate of 7.375% of our New Note. The interest rate of the New Note will be using a variable interest rate based on the Prime Rate plus a margin of -1.125 parentage points. However, the interest rate will not fall below 5% throughout the duration of the New Note. The New Note between Legend LP and GBC was completed on April 15, 2024, with the maturity date set for April 5, 2034. During the nine months ended September 30, 2024, the Company made repayment of $35,463 to GBC.

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

Note 10 – Contingencies

When the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended December 31, 2023, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of December 31, 2023, the Company had $80,588 in rent payable to PHBC-II, with $40,588 due in one year and $40,000 due after one year. As of September 30, 2024, the Company had rent payable of $64,118, with $45,294 due in one year and $18,824 due after one year. The rent payable is grouped under other current liabilities and other liabilities for the short-term and long-term portion, respectively.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of September 30, 2024, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

Results of Operation for the three months ended September 30, 2024 and 2023

For the three months ended September 30, 2024, we had total rental income of $178,380, as compared to $132,760 for the three months ended September 30, 2023, an increase of $45,620, or 34%. The increase was mainly due to the acquisition of Legend LP in March 2023, and the increased rentable offices since the acquisition of Legend LP.

During the three months ended September 30, 2024 and 2023, the Company incurred general and administrative expenses of $72,256 and $50,499, respectively. The increase of general and administrative expense is mainly due to the increase of property tax. During the same period of 2023 and 2024, the depreciation expense increased from $68,884 to $78,167, and property operating expense increased from $40,354 to $44,509. The increase in property operating expenses is not considered as significant.

During the three months ended September 30, 2024 and 2023, the Company had interest expense and other, net of $93,669 and $128,520 occurred from the loans of Legend LP, respectively. The decrease in interest expense was mainly due to the change of borrower for the loans of Legend LP in April 2024.

During the three months ended September 30, 2024 and 2023, the Company had share-based compensation of $nil and $494,027, respectively. The Company issued 2,800,000 shares of common stocks under its 2023 Equity Incentive Plan after the first quarter of 2023.

Results of Operation for the nine months ended September 30, 2024 and 2023

For the nine months ended September 30, 2024, we had total rental income of $490,498, as compared to $310,770 for the nine months ended September 30, 2023, an increase of $179,728, or 58%. The increase was mainly due to the acquisition of Legend LP in March 2023, and the increased rentable offices since the acquisition of Legend LP.

For the nine months ended September 30, 2024, we had total management income of $nil, as compared to $45,000 for the nine months ended September 30, 2023. The decrease was mainly due to the acquisition of Legend LP in March 2023, which eliminated to recognize property management income from Legend LP as intercompany transaction since April 2023.

During the nine months ended September 30, 2024 and 2023, the Company incurred general and administrative expenses of $246,141 and $148,890, respectively. During the same period of 2023 and 2024, the depreciation expense increase from $190,731 to $234,694, and property operating expense increased from $92,364 to $122,139. The increases in these expense categories were mainly due to the acquisition of Legend LP and subsequently increased rentable offices, which leads more general and administrative expenses, depreciation expense and property operating related expenses.

During the nine months ended September 30, 2024 and 2023, the Company had interest expense and other, net of $411,771 and $333,283 occurred from the loans of Legend LP, respectively.

During the nine months ended September 30, 2024 and 2023, the Company had share-based compensation of $928,986 and $536,986, respectively. The increase is due to the adoption of 2023 Equity Incentive Plan and the issuance of 2,800,000 shares of common stocks under the plan to the Company’s 2023 Equity Incentive Plan after the first quarter of 2023.

During the nine months ended September 30, 2023 and 2024, the Company had gain on bargain purchase of $487,688 and $nil on the acquisition of Legend LP, respectively.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016, except for current quarter, and as of September 30, 2024, we had an accumulated deficit of $3,716,913. As of September 30, 2024, we had cash of $28,244 and a negative working capital of $1,144,081, compared to cash of $4,892 and a negative working capital of $482,138 as of December 31, 2023. The increase in the working capital deficiency was primarily due to cash used to pay for operating expenses and loans and interest of Legend.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

When the Company is involved in legal proceedings. The Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended December 31, 2023, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of December 31, 2023, the Company had $80,588 in rent payable to PHBC-II, with $40,588 due in one year and $40,000 due after one year. As of September 30, 2024, the Company had rent payable of $64,118, with $45,294 due in one year and $18,824 due after one year.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide this information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORGE INNOVATION DEVELOPMENT CORP.

Date: November 14, 2024	/s/ Patrick Liang
Patrick Liang
Chief Executive Officer

Date: November 14, 2024	/s/ Patrick Liang
Patrick Liang
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

