Form 10-K
period 2024-12-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2025-04-15
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 30, 2024 the last business day of the Company’s most recently completed second fiscal quarter was $16,637,252 based on the closing price of $1.26 per share, as reported on the over-the-counter bulletin board.

As of April 15, 2025, there were 50,389,011 shares of Common Stock, $0.0001 par value, outstanding.

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

ii

PART I

Item 1. Description of Business.

Background

Forge Innovation Development Corp., or the “Company”, was initially incorporated in the State of Nevada on January 15, 2016 under the name of You-Go enterprises, LLC (the “Company Predecessor”). On November 3, 2016, the Company filed an amendment to its Articles of Incorporation in the State of Nevada to change the Company’s name to Forge Innovation Development Corp. Our principle executive office is located at 6280 Mission Blvd Unit 205,Jurupa Valley, CA 92509. Tel : 626-986-4566. The Company’s main business is focus on real estate development, land purchasing and selling and property management. On August 17, 2020, the Company established a wholly-owned subsidiary, Forge Network Inc, in the State of California. As of December 31, 2024, we have not generated any income from the subsidiary yet due to our business strategy adjustment.

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

On April 2, 2022, the Company entered into a property management agreement (“PMA”) with Legend International Investment, LP. (the “Legend LP”), a previous related party of the Company and currently a subsidiary of the Company, of which the management is related to Mr. Patrick Liang, President and CEO of the Company. Pursuant to the PMA, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51-acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 due to new tenants moving in and additional management services desired. During the year ended December 31, 2023 and 2024, the Company recognized property management income from Legend LP in the amount of $45,000 and $nil, respectively. The decrease was mainly due to the acquisition of Legend LP, which eliminated to recognize property management income from Legend LP as intercompany transaction after the first quarter of 2023.

On March 24, 2023, pursuant to an Asset Purchase Agreement between Forge Innovation Development Corp. (the “Company” or the “Buyer”) and Legend Investment Management, LLC (“Legend LLC” or the “Seller”), the Company acquired 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). Legend LP owns 100% of Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site. As a result of the acquisition of Legend LP, the Company had total rent income generated by Legend LP of $668,339 for the year ended December 31, 2024, as compared to $393,474 during the year ended December 31, 2023, an increase of $274,865, or 70%. The increase was mainly due to the acquisition of Legend LP in the first quarter of 2023 and more units became available during 2024

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

Item 3. Legal Proceedings.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended December 31, 2023, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of December 31, 2023, the Company had $80,588 in rent payable to PHBC-II, with $40,588 due in one year and $40,000 due after one year. As of December 31, 2024, the Company had rent payable of $57,059, with $45,294 due in one year and $11,765 due after one year. The rent payable is grouped under other current liabilities and other liabilities for the short-term and long-term portion, respectively.

On May 23, 2023, Legend International Investment, LP. (“Legend LP”) and Forge Innovation Development Corp. (the “Company”) were added as defendants in a derivative case associated with the case#: CVRI2104400. On December 9, 2024, the Riverside Superior Court (the “Court”) granted Matthew Taylor as receiver of Legend LP to assume control Legend LP and to manage Legend LP’s finances. As of December 31, 2024, Legend LP was under receivership ordered by the Court. From January to March 2025 resulted from receivership ordered, all tenants’ rent were paid to the receiver’s bank account.

Legend LP filed a motion to set aside the receivership on February 28th, 2025, and successfully suspending the receivership on March 17, 2025. The receiver is in the process of winding down the receivership, which is estimated to take 30 days. The Company and Legend LP are currently evaluating the impacts of the receivership and may bring up a lawsuit to against the plaintiff of receivership. The rents for the period from January through March 2025 were collected by the court-appointed receiver and will be returned to Legend LP, subject to any amounts that may have been spent. The receiver is currently in the process of finalizing the accounting, which is expected to take approximately 30 days. As of the date of this disclosure, we have not yet received any funds or reports from the receiver. Further details will be provided once the receiver’s report is made available.

On March 3, 2025, Plaintiff Xinyi Guo initiated legal proceedings against multiple Defendants, including Legend International Investment LP. As of April 14, 2025, the Defendant has not yet been formally served with the complaint; therefore, the specific allegations and claims set forth by the Plaintiff are currently unavailable.

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

On April 15, 2025, the closing price of our common stock reported on the OTCQB Markets was $0.10 per share. The following table sets forth, for each of the quarterly periods indicated, the high and low closing prices of our common stock, as reported on the OTCQB.

Fiscal 2021	Low	High
First Quarter	$1.50	$5.00
Second Quarter	$1.00	$5.00
Third Quarter	$2.01	$4.25
Fourth Quarter	$1.00	$3.26

Fiscal 2022	Low	High
First Quarter	$0.99	$1.00
Second Quarter	$0.99	$1.32
Third Quarter	$1.10	$1.32
Fourth Quarter	$1.10	$1.10

Fiscal 2023	Low	High
First Quarter	$1.10	$1.10
Second Quarter	$0.75	$1.10
Third Quarter	$0.75	$0.76
Fourth Quarter	$0.76	$1.26

Fiscal 2024	Low	High
First Quarter	$1.26	$1.26
Second Quarter	$1.26	$1.26
Third Quarter	$0.80	$1.26
Fourth Quarter	$0.80	$0.80

Fiscal 2025	Low	High
First Quarter	$0.10	$0.80
April 1st through April 15th	$0.10	$0.10

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

On June 26, 2023, the Company granted a total of 2,800,000 shares of common stock of the Company to four consultants for one-year consulting services, pursuant to the Company’s 2023 Equity Incentive Plan. The fair value of the shares granted was valued in the amount of $1,960,000 (i.e. $0.7 per share) at the grant date. For the year ended December 31, 2024 and 2023, the Company recognized share-based compensation in the amount of $928,986 and $1,031,014, respectively.

As of December 31, 2024 and 2023, the Company’s common stock issuable under the 2023 Equity Incentive Plan totaled 2,200,000 shares.

Securities Currently Outstanding

●	Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, of which 50,389,011 shares were issued and outstanding, as of April 15, 2025.

●	Our Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of preferred stock with no share issued and outstanding as of April 15 2025.

Repurchases of Equity Securities

None

Reports to Stockholders

We are currently subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will continue to file periodic reports, and other information with the SEC.

Transfer Agent

West Coast Stock Transfer, Inc., located at 721 N. Vulcan Ave. Suite 106, Encinitas, CA 92024 is the transfer agent for the Company’s common stock. Their telephone number is (619)-664-4780.

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

Item 6. Selected financial Data.

Not required under Regulation S-K for smaller reporting companies.

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

Results of Operation for the years ended December 31, 2024 and 2023

For the year ended December 31, 2024, we had total revenue of $668,339, as compared to $438,474 for the year ended December 31, 2023, an increase of $229,865 or 52%. The increase was mainly due to the acquisition of Legend LP in the first quarter of 2023 and more units became available during 2024.

For the year ended December 31, 2024, we had property management income of $nil, as compared to $45,000 for the year ended December 31, 2023, a decrease of $45,000. The decrease was mainly due to the acquisition of Legend LP, which eliminated to recognize property management income from Legend LP as intercompany transaction after the first quarter of 2023.

For the year ended December 31, 2024, the Company had total rent income generated by Legend LP of $668,339 as compared to $393,474 during the year ended December 31, 2023, an increase of $274,865, or 70%. The increase was mainly due to the acquisition of Legend LP in the first quarter of 2023 and more units became available and leased out during 2024.

During the years ended December 31, 2024 and 2023, the Company incurred general and administrative expenses of $302,565 and $234,596, respectively. The depreciation expense increased from $239,816 to $318,696, and property operating expense increased from $114,808 to $137,727. The increases in expenses are mainly due to the increased operations.

During the years ended December 31, 2024 and 2023, the Company had interest expense, net of $502,347 and $466,640 occurred from the loans of Legend LP, respectively.

During the years ended December 31, 2024 and 2023, the Company had gain on bargain purchase of $nil and $487,688 on the acquisition of Legend LP, respectively.

For the years ended December 31, 2024 and 2023, the Company had share-based compensation of $928,986 and $1,031,014, respectively. The change is due to the adoption of 2023 Equity Incentive Plan and the issuance of 2,800,000 shares of common stocks under the plan to the Company’s 2023 Equity Incentive Plan.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 and, as of December 31, 2024, we had an accumulated deficit of $3,754,427. As of December 31, 2024, we had cash of $32,403 and a negative working capital of $1,174,511, compared to cash of $4,892 and a working capital deficit of $482,138 on December 31, 2023. The increase in the working capital deficit was primarily due to cash used to pay for operating expenses, acquisition of property and equipment, and repayment of loans.

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

Not required under Regulation S-K for “smaller reporting companies”.

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

Shareholders and Board of Directors

Forge Innovation Development Corp.

Jurupa Valley, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Forge Innovation Development Corp. and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. The management’s evaluation of the events and conditions and the management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Legal Proceedings

As described in Notes 12 to the consolidated financial statements, the Company is involved in certain legal proceedings that are ongoing as of the balance sheet date. Management is required to evaluate the likelihood of loss and estimate potential financial exposure associated with these matters.

The Company has become involved in various legal actions arising in the normal course of business during the past couple years, some of which may not be served within the expected timeframe. The Company concluded that the outcome of those cases could not be reasonably estimated as of December 31, 2024 and the reporting date. As a result, no provision has been recorded, and appropriate disclosures were made regarding the nature and status of these proceedings.

We identified the evaluation of legal proceedings as a critical audit matter due to the significant judgment involved in assessing the potential outcome and financial impact of these matters. The assessment involved subjective determinations regarding the likelihood of unfavorable outcomes and estimation of potential losses, which required the involvement of legal counsel and consideration of various legal and factual circumstances.

The primary procedures we performed to address this critical audit matter included:

●	Inquired with the management regarding the legal matter to obtain understanding.

●	Assessed the reasonableness of the assumptions used by management in concluding that no estimate of loss could be made as of December 31, 2024.

●	Confirmed and evaluated external legal counsel’s opinion through confirmation procedure.

●	Evaluated the adequacy of the related disclosures in the financial statements.

/s/ Simon & Edward, LLP

We have served as the Company’s auditor since 2016.

PCAOB ID: 2485

Rowland Heights, California

April 15, 2025

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS
Cash	$32,403	$4,892
Rent receivable	147,740	114,036
Deferred share-based compensation	-	928,986
Prepaid expense and other current assets	20,126	76,239

Total Current Assets	200,269	1,124,153

NONCURRENT ASSETS
Property and equipment, net	47,320	63,520
Real estate investments, net	7,967,609	8,118,728
Rent deposit	-	-
Total Non-Current Assets	8,014,929	8,182,248
TOTAL ASSETS	$8,215,198	$9,306,401

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$203,406	$127,049
Due to related parties	612,065	926,815
Unearned revenue	15,127	45,774
Rent payable, current	45,294	40,588
Loan payables	498,888	466,065

Total Current Liabilities	1,374,780	1,606,291

Security deposits payable	168,810	151,893
Rent payable	11,765	40,000
Long term portion of Chase auto loan	20,123	28,174
Long term portion of SBA loan	10,846	11,674
Commercial loan	4,870,868	4,149,950
TOTAL LIABILITIES	6,457,192	5,987,982

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,389,011 and 50,389,011 shares issued and outstanding	5,039	5,039
Additional paid-in capital	4,806,201	4,806,201
Accumulated deficit	(3,754,427)	(2,485,934)
Total Forge Stockholders’ Equity	1,056,813	2,325,306
Noncontrolling interests	701,193	993,113
Total Equity	1,758,006	3,318,419
TOTAL LIABILITIES AND EQUITY	$8,215,198	$9,306,401

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2024	2023

Revenues
Property management income from a related party	$-	$45,000
Rent income	668,339	393,474
Total revenues	668,339	438,474

Operating Expenses
Professional expenses	62,975	69,900
Depreciation expense	318,696	239,816
Share-based compensation	928,986	1,031,014
Selling, general and administrative expenses	303,365	234,596
Property operating	137,727	114,808

Total operating expenses	1,751,749	1,690,134

Other income (expenses):
Interest expense and loan fee, net	(502,347)	(466,640)
Gain on bargain purchase	-	487,688
Other income (expense), net	25,344	(19,630)
Total other income (expense), net	(477,003)	1,418

Net loss before income tax	(1,560,413)	(1,250,242)
Income tax expense	-	-

Net loss	$(1,560,413)	$(1,250,242)
Net loss attributable to non-controlling interests in a subsidiary	(291,920)	(329,887)
Net loss attributable to common stockholders	$(1,268,493)	$(920,355)

Weighted average shares outstanding:
Basic and diluted	50,389,011	48,589,270

Earnings per share:
Basic and diluted	$(0.03)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,560,413)	$(1,250,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	318,696	239,816
Share-based compensation	928,986	1,031,014
Gain on bargain purchase	-	(487,688)
Change in operating assets and liabilities:
Rent receivable	(33,704)	(32,257)
Prepaid expense and other current assets	56,113	653
Accrued interest	68,650	81,594
Rent deposit	-	13,953
Rent payable	(23,529)	(2,482)
Unearned revenue	(30,647)	(1,475)
Other current liability – related party	-	20,513
Accounts payable and accrued liabilities	76,357	18,764
Security deposits payable	16,917	30,000
Net cash used in operating activities	(182,574)	(337,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(83,064)	(2,105)
Cash acquired from Legend	-	3,192
Net cash (used in) provided by investing activities	(83,064)	1,087

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to third parties	(4,422,101)	(8,394)
Proceeds from third parties	5,030,000	150,000
Repayment to related parties	(568,831)	(176,273)
Proceeds from related parties	254,081	364,575
Net cash provided by financing activities	293,149	329,908

Net increase (decrease) in cash	27,511	(6,842)
Cash at beginning of period:	4,892	11,734
Cash at end of period:	$32,403	$4,892

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$478,027	$385,568
Income taxes paid	$-	$-

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Shares issued for acquisition of Legend	$-	$1,377,000
Additional real estate investment paid through commercial loans	$-	$448,000

The accompanying notes are an integral part of these consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, December 31, 2022	45,621,868	$4,562	$1,469,678	$(1,565,579)	$-	$(91,339)
Net loss	-	-	-	(920,355)	(329,887)	(1,250,242)
Shares issued for compensation	2,800,000	280	1,959,720	-	-	1,960,000
Acquisition of Legend	1,967,143	197	1,376,803	-	1,323,000	2,700,000
Balance, December 31, 2023	50,389,011	$5,039	$4,806,201	$(2,485,934)	$993,113	$3,318,419
Net loss	-	-	-	(1,268,493)	(291,920)	(1,560,413)
Balance, December 31, 2024	50,389,011	$5,039	$4,806,201	$(3,754,427)	$701,193	$1,758,006

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

On August 17, 2020, the Company established a wholly-owned subsidiary, Forge Network Inc, in the State of California. As of December 31, 2024, we have not generated any income from the subsidiary yet due to our business strategy adjustment.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash on December 31, 2024 and 2023 were $32,403 and $4,892, respectively, representing cash deposited in bank and petty cash.

Rent Receivables

Rent receivables refer to the differences of the total rental revenue recognized on a straight-line basis over the lease terms in accordance US GAAP ASC 842 and the total rent payments received according to lease agreements. As of December 31, 2024 and 2023, the rent receivable balances were $147,740 and $114,036, respectively.

Real estate investment, net

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

Commercial building	39 years
Building improvements	10 years
Equipment, furniture and fixtures	5-7 years

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2024 and 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, due to related parties, and loans, current.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Impairment of long-lived assets

Long-lived assets are tested for impairment in accordance with ASC 360-10-45 “Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. No impairment of long-lived assets was recognized for the years ended December 31, 2024 and 2023.

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

Pursuant to the lease agreements, the Company receives security deposits which will be refunded or applied as final payments as outlined in the agreements. Such security deposits are recorded as liabilities for the Company on the consolidated balance sheet. As of December 31, 2024 and 2023, security deposits totaled $168,810 and $151,893, respectively.

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

Segment reporting

The Company adopted ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”) on January 1, 2024 retrospectively, which focuses on improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. During the years ended December 31, 2024 and 2023, the Company had one single segment in property management and rental. Because substantially all of the Company’s long-lived assets and revenues are located in and derived from the United Statements of America, the Company does not distinguish between markets for the purpose of internal reporting, and therefore, geographical segments are not presented. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Since the Company operates in one segment, segment revenue, profit or loss required by “Segment Reporting” is disclosed in the consolidated statements of operations. The Company determines that selling, general and administrative expenses (“SG&A”) and property operating are the significant segment expenses. These expenses for the years ended December 31, 2024 and 2023 were $441,092 and $349,404, respectively. Other segment items, representing the aggregated residual amount reconciling from segment revenue, significant segment expense and segment profit or loss, mainly professional fees, depreciation expenses and personnel compensation expenses.

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

The Company does not have any potentially dilutive instruments as of December 31, 2024 and 2023 and, thus, anti-dilution issues are not applicable.

Accounting Standards Issued Recently Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU No. 2023-07 has no impact on its financial position and results of operations.

Accounting Standards Issued but Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for fiscal years beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”), and in January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments are intended to enhance disclosures regarding an entity’s costs and expenses by requiring additional disaggregated information disclosures about certain income statement expense line items. The amendments, as clarified by ASU 2025-01, are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the effect of adopting the new disclosure requirements.

The management does not believe that other than disclosed above, the recently issued but not yet adopted accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception and negative cash flow from operating activities, resulting in an accumulated deficit of $3,754,427 as of December 31, 2024. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

	December 31, 2024	December 31, 2023
Commercial building	$7,026,233	$7,026,233
Tenant improvements	1,074,000	1,074,000
Construction in progress	484,000	338,000
Land	527,000	527,000
Total real estate investments, at cost	9,111,233	8,965,233
Less: accumulated depreciation	(1,143,624)	(846,505)
Total real estate investments, net	$7,967,609	$8,118,728

For the years ended December 31, 2024 and 2023, the depreciation expenses were $318,696 and $239,816, respectively.

Note 5 – Property and equipment, net

Property and equipment, net, as of December 31, 2024 and 2023, consisted of following:

	December 31,
	2024	2023
Furniture	$26,773	$26,773
Equipment	13,696	9,913
Vehicle	59,406	66,265
Computers	38,907	37,312
Total property and equipment	138,782	140,263
Less: accumulated depreciation	(91,462)	(76,743)
Property and equipment, net	$47,320	$63,520

During the years ended December 31, 2024 and 2023, depreciation expenses were $21,577 and $22,221, respectively, which were included and presented in selling, general and administrative expenses on the consolidated statements of operations.

Note 6 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On December 31, 2024 and 2023, the cash balances were fully insured.

For the year ended December 31, 2024, the Company generate 42% and 14% of the total revenue from two unrelated customers. For the year ended December 31, 2023, the Company generate 50% and 10% of the total revenue from two unrelated customers, respectively. As of December 31, 2024 and 2023, accounts receivable from the largest customer accounted for 64% and 68% of the total accounts receivable, respectively.

Note 7 - Related Party Transactions

As of December 31, 2024 and 2023, the amounts due to related parties consisted of the following:

Party	Nature of relationship	December 31, 2024	December 31, 2023
Patrick Liang (“Patrick”)	Chief Executive Officer	$5,210	$364
Hua Guo	Officer	103,654	53,000
Xiaohui Deng	Member of Legend LP	-	50,000
Xingyu Liu	Member of Legend LP	-	100,000
Glory Investment International Inc. (“Glory”)	Entity controlled by Mother of CEO	131,500	161,500
Prime Investment International Inc. (“Prime”)	Entity controlled by Mother of CEO	258,971	300,451
University Campus Hotel LP (“University”)	Entity controlled by Mother of CEO	37,230	191,000
Speedlight Consulting (“Speedlight”)	Entity controlled by a former director, appointed on November 2020 and resigned on January 11, 2023	75,500	70,500
		$612,065	$926,815

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the years ended December 31, 2024 and 2023, these related parties paid expenses on behalf of the Company in the total amount of $18,570 and $9,980, respectively. Advances received from these related parties totaled $235,511 in 2024 and $364,575 in 2023. The Company repaid a total of $568,831 and $176,273 for the years ended December 31, 2024 and 2023, respectively. $427,701 due to the three entities controlled by Mother of CEO, was assumed by acquisition of Legend LP on March 24, 2023.

During the years ended December 31, 2024 and 2023, the Company paid compensation to CEO in the amount of $nil and $10,000, respectively. As of December 31, 2024 and 2023, $5,210 and $364 has not been paid and was included in the amount due to related parties on the consolidated balance sheet. For the years ended December 31, 2024 and 2023, the Company occurred professional fee of $44,000 and $48,400, respectively, to Speedlight. During the year ended December 31, 2024 and 2023, payment made to Speedlight totaled $39,000 and $37,900, respectively. The amount due to Speedlight represents the professional fee which has not been paid as of December 31, 2024 and 2023.

On April 2, 2022, the Company entered into a property management agreement (“PMA”) with Legend International Investment, LP. (the “Legend LP”), a previous related party of the Company and currently a subsidiary of the Company, of which the management is related to Mr. Patrick Liang, President and CEO of the Company. Pursuant to the PMA, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51-acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 due to new tenants moving in and additional management services desired. During the year ended December 31, 2023 and 2024, the Company recognized property management income from Legend LP in the amount of $45,000 and $nil, respectively. On March 24, 2023, the Company acquired 51% interest in Legend LP from Legend LLC. Legend LP became a subsidiary of the Company.

Note 8 - Commercial and SBA Loans

	December 31,	December 31,
Party	2024	2023
Chase auto loan (a)	$28,172	$36,222
SBA Loan (b)	13,820	12,344
Third party individual (c)	-	50,000
Third party entity A (d)	-	21,256
Third party entity B (e)	-	4,149,950
Third party entity C (f)	386,091	386,091
Third party entity D (e)	4,972,642	-
Total commercial loans	5,400,725	4,655,863
Less: current portion	(498,888)	(466,065)
Non-current portion	$4,901,837	$4,189,798

a.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized for the year ended December 31, 2022. During the year ended December 31, 2024 and 2023, the Company made loan payment of $8,050 and $8,048, respectively. As of December 31, 2024 and 2023, the current portion of the Chase auto loan totaled $8,049 and $8,048, respectively, which was included in loans, current on the consolidated balance sheets.

b.	On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of December 31, 2024 and 2023, the current portion of the outstanding loan balances were $2,974 (including accrued interest of $2,304) and $670, respectively.

c.	During the year ended December 31, 2023, the Company received a loan of $50,000 from a third-party individual. The loan was unsecured, due on April 10, 2024, and bears an interest rate of 5% per annum. As of December 31, 2024, the loan has been fully paid off.

d.	In December 2023, the Company received a loan of $20,000 from a third-party due within 9 months. The loan origination fee was $1,256 which was unpaid as of December 31, 2023, and included in the total loan balance. Monthly payment of the loan totaled $2,362. The load was fully paid off as of December 31, 2024.

e.	Upon acquisition of Legend LP, the Company assumed loan from Legend LP which is payable to a third-party (the “Lender”) in the principal amount of $3,531,200 (the “Existing Loan”). On March 23, 2023, Legend LP extended the Existing Loan with the Lender in a promissory note (the “Note”) at the interest rate of 3.73% per annum over “The Wall Street Journal Prime Rate,” as the rate may change from time to time. “The Wall Street Journal Prime Rate” is and shall mean the variable rate of interest, on a per annum basis, which is announced and/or published in the Money Rates section of The Wall Street Journal from time to time as its prime rate. The Note rate shall be redetermined whenever The Wall Street Journal Prime Rate Changes. The Note was formally signed and completed between Legend LP and the lender on April 5, 2023. Pursuant to the Note, the loan is due March 20, 2025. During the year ended December 31, 2023, the Company received an additional amount of $448,000 from this Lender which was paid directly to vendors for real estate investments and $80,000 in cash for working capital purpose. Accrued interest of $80,338 for the Note and prepayments of $10,412 made on behalf of the Company were included in the commercial loan balance as of December 31, 2023. During the year ended December 31, 2023, the Company recognized interest expense and loan fee of $472,977, with $348,309 paid in cash. As of December 31, 2023, interest payable of $43,705 was presented and included in the accounts payable and accrued liabilities on the consolidated balance sheet. During the year ended December 31, 2024, the Company received loan proceeds of $30,000, and advance of $68,313 which was paid directly to vendors for real estate investments. As of December 31, 2024, the loan was fully paid off through the refinaning transaction below.

On April 15, 2024, Legend LP refinanced the mortgage loan of its Property by securing a new promissory note (the “New Note”) in the totaling $5,000,000 from GBC International Bank (“GBC”). The initial interest rate of this New Note stands at 7.375%, determined based on the “Wall Street Journal Prime Rate” (the “Prime Rate”). The Prime Rate is the interest rate published each business day in the money rates section of the Wall Street Journal, currently set at 8.50%, with an additional margin of -1.125 percent points applied, resulting in an initial interest rate of 7.375% of our New Note. The interest rate of the New Note will be using a variable interest rate based on the Prime Rate plus a margin of -1.125 parentage points. However, the interest rate will not fall below 5% throughout the duration of the New Note. The New Note between Legend LP and GBC was completed on April 15, 2024, with the maturity date set for April 5, 2034. During the year ended December 31, 2024, the Company made repayment of $53,704 to GBC. As of December 31, 2024, accrued interest of $26,346 was included in the current portion of this loan payable

f.

The Company assumed a third-party loan in the total amount of $386,091 upon acquisition of Legend LP, which is unsecured, non-interest-bearing and due on demand. During the years of 2024 and 2023, no amount has been paid for this third-party loan.

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

As of December 31, 2024 and 2023, the Company has incurred an accumulated net loss of approximately $3.8 million and $2.5 million which resulted in a net operating loss for income tax purposes. Net operation losses (“NOLs”) can be carried forever but up to 80% of current year operation result for usage based on the 2017 Tax Cuts and Jobs Act. The deferred tax asset has been fully reserved for valuation allowance as the Company believes they will most-likely-than-not realize the benefits.

	December 31, 2024	December 31, 2023
Deferred tax asset:
Net operating loss at statutory rates	$985,963	$711,237
Depreciation expense	(66,926)	(52,961)

Total deferred tax asset	919,037	658,276

Valuation allowance	(919,037)	(658,276)
Net deferred tax asset	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	December 31, 2024	December 31, 2023
Federal income tax rate	21.0%	21.0%
Increase in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

The Company has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for years before 2021.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the consolidated financial statements as tax expense.

Note 11 – Stockholders’ Equity

As of December 31, 2024 and 2023, the Company had 50,389,011 and 50,389,011 shares of common stock issued and outstanding, respectively.

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

On June 26, 2023, the Company granted a total of 2,800,000 shares of common stock of the Company to four consultants for one-year consulting services, pursuant to the Company’s 2023 Equity Incentive Plan. The fair value of the shares granted was valued in the amount of $1,960,000 (i.e. $0.7 per share) at the grant date. For the year ended December 31, 2024 and 2023, the Company recognized share-based compensation in the amount of $928,986 and $1,031,014, respectively.

As of December 31, 2024 and 2023, the Company’s common stock issuable under the 2023 Equity Incentive Plan totaled 2,200,000 shares.

Note 12 – Contingencies

The Company is a party to various legal actions arising in the ordinary course of business during the past couple years. When the Company is involved in legal proceedings, the Company records a liability for those legal proceedings when it determines it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses when it is reasonably possible that a material loss may be incurred, however, the amount cannot be reasonably estimated.

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended December 31, 2023, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of December 31, 2023, the Company had $80,588 in rent payable to PHBC-II, with $40,588 due in one year and $40,000 due after one year. As of December 31, 2024, the Company had rent payable of $57,059, with $45,294 due in one year and $11,765 due after one year. The rent payable is grouped under other current liabilities and other liabilities for the short-term and long-term portion, respectively.

On May 23, 2023, Legend International Investment, LP. (“Legend LP”) and Forge Innovation Development Corp. (the “Company”) were added as defendants in a derivative case associated with the case#: CVRI2104400. On December 9, 2024, the Riverside Superior Court (the “Court”) granted Matthew Taylor as receiver of Legend LP (the “Receiver”) to assume control Legend LP and to manage Legend LP’s finances. As of December 31, 2024, Legend LP was under receivership ordered by the Court.

Legend LP filed a motion to set aside the receivership on February 28th, 2025, and successfully suspending the receivership on March 17, 2025. The Company and Legend LP are currently evaluating the impacts of the receivership and may bring up a lawsuit to against the plaintiff of receivership. The rents for the period from January through March 2025 were collected by the Receiver and will be returned to Legend LP, subject to any amounts that may have been spent. The Receiver is currently in the process of finalizing the accounting, which is expected to take approximately 30 days. As of the reporting date, we have not yet received any funds or reports from the receiver. Further details will be provided once the receiver’s report is made available.

On March 3, 2025, Plaintiff Xinyi Guo initiated legal proceedings against multiple Defendants, inlcuding Legend International Investment LP. As of April 14, 2025, the Defendant has not yet been formally served with the complaint; therefore, the specific allegations and claims set forth by the Plaintiff are currently unavailable.

Note 13 – Subsequent event

The Company has evaluated all other subsequent events through the date these condensed financial statements were issued and determine that there were no other subsequent events or transactions, other than the one disclosed under Note 12, that require recognition or disclosures in the condensed financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were significant deficiency in our internal controls over Financial reporting as of December 31, 2024 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The significant deficiency in our controls and procedure were lack of evidence for proper approval and review of disbursements. Management does not believe that any of these significant deficiencies materially affected the results and accuracy of its consolidated financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

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

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2024. We believe that internal controls over financial reporting as set forth above shows material weaknesses and are not effective. We have identified material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced
Patrick Liang	41	President, CEO, CFO and Director	2016

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

Item 11. Executive Compensation

Executive Compensation

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2024, 2023 and 2022. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Patrick Liang	2024	15,000							15,000
President, Chief	2023	35,000							35,000
Executive Officer	2022	60,000	-	-	-	-	-	-	60,000

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers as of December 31, 2024.

Stock Equity Plan

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

On June 26, 2023, the Company granted a total of 2,800,000 shares of common stock of the Company to four consultants for one-year consulting services, pursuant to the Company’s 2023 Equity Incentive Plan. The fair value of the shares granted was valued in the amount of $1,960,000 (i.e. $0.7 per share) at the grant date. For the year ended December 31, 2024 and 2023, the Company recognized share-based compensation in the amount of $928,986 and $1,031,014, respectively.

As of December 31, 2024 and 2023, the Company’s common stock issuable under the 2023 Equity Incentive Plan totaled 2,200,000 shares.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information as of December 31, 2024 regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

Name and Address of Beneficial Owner (1)	Position	Amount of Shares Beneficial Owned		Percent of class (2)
Patrick Liang (1)	President, CEO, CFO and Director	37,184,843	(3)	73.80%
Officers and Directors as a Group (1)		37,184,843		73.80%

(1)	The addresses of the officers and directors of the Company is 6280 Mission Blvd Unit 205, Jurupa Valley, CA 92509.
(2)	Based upon 50,389,011 shares outstanding as of April 15, 2025.
(3)	Includes 10,000 shares owned by Mr. Liang’s wife.

Item 13. Certain Relationships and Related Transactions

As of December 31, 2024 and 2023, the amounts due to related parties consisted of the following:

Party	Nature of relationship	December 31, 2024	December 31, 2023
Patrick Liang (“Patrick”)	Chief Executive Officer	$5,210	$364
Hua Guo	Officer	103,654	53,000
Xiaohui Deng	Member of Legend LP	-	50,000
Xingyu Liu	Member of Legend LP	-	100,000
Glory Investment International Inc. (“Glory”)	Entity controlled by Mother of CEO	131,500	161,500
Prime Investment International Inc. (“Prime”)	Entity controlled by Mother of CEO	258,971	300,451
University Campus Hotel LP (“University”)	Entity controlled by Mother of CEO	37,230	191,000
Speedlight Consulting (“Speedlight”)	Entity controlled by a former director, appointed on November 2020 and resigned on January 11, 2023	75,500	70,500
		$612,065	$926,815

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the years ended December 31, 2024 and 2023, these related parties paid expenses on behalf of the Company in the total amount of $13,570 and $9,980, respectively. Advances received from these related parties totaled $235,180 in 2024 and $364,575 in 2023. The Company repaid a total of $568,500 and $176,273 for the years ended December 31, 2024 and 2023, respectively. $658,000 due to the three entities controlled by Mother of CEO, was assumed by acquisition of Legend LP on March 24, 2023.

During the years ended December 31, 2024 and 2023, the Company paid compensation to CEO in the amount of $nil and $10,000, respectively. As of December 31, 2024 and 2023, $5,210 and $364 has not been paid and was included in the amount due to related parties on the consolidated balance sheet. For the years ended December 31, 2024 and 2023, the Company occurred professional fee of $44,000 and $48,400, respectively, to Speedlight. The amount due to Speedlight represents the professional fee which has not been paid as of December 31, 2024 and 2023.

On January 4, 2021, the Company purchased a vehicle from Patrick Liang, the President of the Company, for daily business operation, in the amount of $22,861, which equaled to the remaining vehicle loan balance with 7.11% interest rate annum for a period of 41 months and monthly installment of $558.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized for the year ended December 31, 2022. During the year ended December 31, 2024 and 2023, the Company made loan payment of $8,050 and $8,048, respectively. As of December 31, 2024 and 2023, the current portion of the Chase auto loan totaled $8,049 and $8,048, respectively, which was included in loans, current on the consolidated balance sheets.

On April 2, 2022, the Company entered into a property management agreement (“PMA”) with Legend International Investment, LP. (the “Legend LP”), a previous related party of the Company and currently a subsidiary of the Company, of which the management is related to Mr. Patrick Liang, President and CEO of the Company. Pursuant to the PMA, the Company will manage the properties owned by Legend LP, which is called Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51-acre site. The original monthly service charge was $5,000 which was amended to $10,000 per month in June 2022 due to Legend LP required additional management services for their properties. On November 17, 2022, the monthly service charge was amended to $15,000 due to new tenants moving in and additional management services desired. During the year ended December 31, 2023 and 2024, the Company recognized property management income from Legend LP in the amount of $45,000 and $nil, respectively.

Item 14. Principal Accountant Fees and Services.

During 2024 and 2023, Simon & Edward, LLP, the Company’s independent auditors have billed for their services as set forth below. In addition, fees and services related to the audit of the consolidated financial statements of the Company for the period ended December 31, 2024, as contained in this Report, are estimated and included for the fiscal year ended December 31, 2023.

	Years ended December 31,
	2024	2023
Audit Fees	$17,707	$17,000

Audit-Related Fees	$-0-	$-0-

Tax Fees	$1,760	$1,760

All Other Fees	$-0-	$-0-

Pre-Approval Policy

Our Board as a whole pre-approves all services provided by Simon & Edward, LLP. For any non-audit or non-audit related services, the Board must conclude that such services are compatible with the independence as our auditors.

PART IV

Item 15. Exhibits; Financial Statement Schedules.

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

SIGNATURES

In accordance with the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15st day of April, 2025.

FORGE INNOVATION DEVELOPMENT CORP.

By:	/s/ Patrick Liang
Patrick Liang, Chief (Principle) Executive Officer

In accordance with the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated and on the dates stated.

/s/ Patrick Liang	Dated: April 15, 2025
Patrick Liang
Chief Executive Officer, President, Chief Financial Officer and Director

EXHIBIT INDEX

3.1*	Articles of Incorporation (filed as exhibit to the Form S-1 filed with the SEC on May 25, 2017)

3.2*	By-laws (filed as an Exhibit to Form S-1 filed with the SEC on May 25, 2017)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as Amended.

32.1**	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 25, 2017.

**	Filed herewith

