Form 10-Q
period 2025-03-31
FORGE INNOVATION DEVELOPMENT CORP.
filed 2025-05-20
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at May 20, 2025, was 50,389,011.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2025

i

PART I

ITEM 1. FINANCIAL STATEMENTS

FRORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024

ASSETS
CURRENT ASSETS
Cash	$10,026	$32,403
Account receivable	158,425	147,740
Prepaid expense and other current assets, net	52,913	20,126

Total Current Assets	221,364	200,269

NONCURRENT ASSETS
Property and equipment, net	41,815	47,320
Real estate investments, net	7,895,719	7,967,609
Total Non-Current Assets	7,937,534	8,014,929
TOTAL ASSETS	$8,158,898	$8,215,198

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$364,271	$278,906
Due to related parties	572,065	536,565
Unearned revenue	12,688	15,127
Rent payable, current	47,647	45,294
Loan payables, current	573,969	498,888

Total Current Liabilities	1,570,640	1,374,780

Security deposits payable	168,810	168,810
Rent payable	4,706	11,765
Long term portion of Chase auto loan	18,110	20,123
Long term portion of SBA loan	10,846	10,846
Commercial loan	4,849,889	4,870,868
TOTAL LIABILITIES	6,623,001	6,457,192

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,389,011 and 50,389,011 shares issued and outstanding	5,039	5,039
Additional paid-in capital	4,806,201	4,806,201
Accumulated deficit	(3,875,200)	(3,754,427)
Total Forge Stockholders’ Equity	936,040	1,056,813
Noncontrolling interests	599,857	701,193
Total Equity	1,535,897	1,758,006
TOTAL LIABILITIES AND EQUITY	$8,158,898	$8,215,198

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024

Rent income	$175,200	$136,219
Total revenue	175,200	136,219

Operating expenses
Professional expenses	19,590	15,000
Depreciation expense	77,395	78,361
Share-based compensation	-	494,028
Property operating expense	28,030	36,148
Selling, general and administrative expenses	182,142	66,090

Total operating expenses	307,157	689,627

Other income (expense)
Other income, net	1,050	4,213
Interest expense and loan fee, net	(91,202)	(131,014)
Total other expense , net	(90,152)	(126,801)

Net loss before tax	(222,109)	(680,209)
Income tax expense	-	-
Net loss	$(222,109)	$(680,209)
Net loss attributable to non-controlling interest in a subsidiary	(101,336)	(95,871)
Net loss attributable to common stockholders	$(120,773)	$(584,338)

Weighted average shares outstanding ：
Basic and diluted	50,389,011	50,389,011
Loss per share：
Basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(222,109)	$(680,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	77,395	78,361
Interest expense	91,202	-
Reserve for other current assets	98,501	-
Expense paid by a related party on behalf of the Company	-	13,570
Share-based compensation	-	494,028
Change in operating assets and liabilities:
Account receivable	(10,685)	(9,260)
Prepaid expense and other current assets	(131,288)	(1,956)
Unearned revenue	(2,439)	10,007
Other current liability – related party	-	4,500
Rent payable	(4,706)	(4,706)
Accounts payable and accrued liabilities	85,365	16,597
Net cash used in operating activities	(18,764)	(79,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment to third parties	(39,113)	(9,305)
Proceeds from third parties	-	30,000
Repayment to related parties	-	(58,500)
Proceeds from related parties	35,500	115,890
Net cash (used in) provided by financing activities	(3,613)	78,085

Net decrease in Cash	(22,377)	(983)
Cash at beginning of period:	32,403	4,892
Cash at end of period:	$10,026	$3,909

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFOR
Interest paid	$-	$-
Income taxes paid	$-	$93,388

NONCASH TRANSACTION OF INVESTING ACTIVITIES
Shares issued for acquisition of Legend	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2025	50,389,011	$5,039	$4,806,201	$(3,754,427)	$701,193	$1,758,006
Net loss	-	-	-	(120,773)	(101,336)	(222,109)
Balance, March 31, 2025 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,875,200)	599,857	$1,535,897

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2024	50,389,011	$5,039	$4,806,201	$(2,485,934)	$993,113	$3,318,419
Net loss	-	-	-	(584,338)	(95,871)	(680,209)
Balance, March 31, 2024 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,070,272)	897,242	$2,638,210

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of March 31, 2025, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

Pursuant to the lease agreements, the Company receives security deposits which will be refunded or applied as final payments as outlined in the agreements. Such security deposits are recorded as liabilities for the Company on the consolidated balance sheet. As of March 31, 2025 and December 31, 2024, security deposits totaled $168,809 and $168,809.

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

Accounting Standards Issued Recently Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and are effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU No. 2023-07 has no impact on its financial position and results of operations.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $3,875,200 as of March 31, 2025. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Property and equipment, net

	March 31, 2025	December 31, 2024
Furniture	$26,773	$26,773
Equipment	13,696	13,696
Vehicle	59,406	59,406
Computers	38,907	38,907
Total property and equipment	138,782	138,782
Less: accumulated depreciation	(96,967)	(91,462)
Property and equipment, net	$41,815	$47,320

Note 5 – Real Estate Investments

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

	March 31, 2025	December 31, 2024
Commercial building	$7,026,233	$7,026,233
Tenant improvements	1,074,000	1,074,000
Construction in progress	484,000	484,000
Land	527,000	527,000
Total real estate investments, at cost	9,111,233	9,111,233
Less: accumulated depreciation	(1,215,514)	(1,143,624)
Total real estate investments, net	$7,895,719	$7,967,609

Note 6 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On March 31, 2025 and December 31, 2024, the cash balances were fully insured.

For the three months ended March 31, 2025, the Company generate 40% and 19% of the total revenue from two unrelated customers. For the three months ended March 31, 2024, the Company generated revenue of 53% from an unrelated customer. As of March 31, 2025, accounts receivable from the largest customer accounted for 61% of the total accounts receivable.

Note 7 - Income Taxes

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

For the three months ended March 31, 2025 and 2024, the Company has incurred a net loss before tax of $222,109 and a net loss of $680,209, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of March 31, 2025 and December 31, 2024, deferred tax assets resulted from NOLs of approximately $949,427 and $919,037, respectively, which were fully off-set by valuation allowance reserved.

Note 8 - Related Party Transactions

As of March 31, 2025 and December 31, 2024, the amounts due to related parties consisted of the following:

Party	Nature of relationship	March 31, 2025	December 31, 2024
Patrick Liang (“Patrick”)	Chief Executive Officer	$8,510	$5,210
Hua Guo	Officer	135,854	103,654
Glory Investment International Inc. (“Glory”)	Entity controlled by Mother of CEO	131,500	131,500
Prime Investment International Inc. (“Prime”)	Entity controlled by Mother of CEO	258,971	258,971
University Campus Hotel LP (“University”)	Entity controlled by Mother of CEO	37,230	37,230
		$572,065	$536,565

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the three months ended March 31, 2025,. proceeds received from these related parties totaled $35,500.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406.12 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the year ended December 31, 2022. During the three months ended March 31, 2025 and 2024, the Company made loan payment of $2,013 and $2,012, respectively.

Note 9 – Commercial and SBA Loans

	March 31,	December 31,
Party	2025	2024
Chase auto loan (Note 8)	$26,159	$28,172
SBA Loan (a)	13,820	13,820
Third party entity A (b)	5,026,744	4,972,642
Third party entity B (c)	386,091	386,091
Total commercial loans	5,452,814	5,400,725
Less: current portion	(573,969)	(498,888)
Non-current portion	$4,878,845	$4,901,837

During the three months ended March 31, 2025, the Company recognized interest expense $91,202 and paid interest of $31,619 with cash. As of March 31, 2025, interest payable of $85,929 was presented and included in the loan payables on the consolidated balance sheet.

a.	On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of March 31, 2025 and December 31, 2024, the current portion of the outstanding loan balances were $2,974 and $2,974, respectively.

b.	On April 15, 2024, Legend LP refinanced the mortgage loan of its Propertyby securing a new promissory note (the “New Note”) in the totaling $5,000,000 from GBC International Bank (“GBC”). The initial interest rate of this New Note stands at 7.375%, determined based on the “Wall Street Journal Prime Rate” (the “Prime Rate”). The Prime Rate is the interest rate published each business day in the money rates section of the Wall Street Journal, currently set at 8.50%, with an additional margin of -1.125 percent points applied, resulting in an initial interest rate of 7.375% of our New Note. The interest rate of the New Note will be using a variable interest rate based on the Prime Rate plus a margin of -1.125 parentage points. However, the interest rate will not fall below 5% throughout the duration of the New Note. The New Note between Legend LP and GBC was completed on April 15, 2024, with the maturity date set for April 5, 2034. During the year ended March 31, 2025, the Company made repayment of $31,827 to GBC. As of March 31, 2025, accrued interest of $85,929 was included in the current portion of this loan payable.

c.	The Company assumed a third-party loan in the total amount of $386,091 upon acquisition of Legend LP, which is unsecured, non-interest-bearing and due on demand.

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

As of December 31, 2024, the Company had rent payable of $57,059, with $45,294 due in one year and $11,765 due after one year. As of March 31, 2025, the Company had rent payable of $52,353, with $47,647 due in one year and $4,706 due after one year. The rent payable is grouped under other current liabilities and other liabilities for the short-term and long-term portion, respectively.

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

The rents for the period from January through March 2025 were collected by the Receiver and will be returned to Legend LP, subject to any amount that may have been spent. The $123,126 rent payments collected by the Receiver from December 9m 2024 to March 17, 2025 were recorded under the “Prepaid expenses and other current assets” account as of March 31, 2025. The Receiver is currently in the process of finalizing the accounting, which is expected to take approximately 30 days. As of the reporting date, we have not yet received any funds or reports from the receiver. Further details will be provided once the receiver’s report is made available.

On March 3, 2025, Plaintiff Xinyi Guo initiated legal proceedings against Defendant Legend International Investment LP. As of May 20, 2025, the Defendant has not yet been formally served with the complaint; therefore, the specific allegations and claims set forth by the Plaintiff are currently unavailable.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of March 31, 2025, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

Results of Operation for the three months ended March 31, 2025 and 2024

For the three months ended March 31, 2025, we had total revenue of $175,200, as compared to $136,219 for the three months ended March 31, 2024, an increase of $38,981, or 29%. The increase was mainly due to more units rented out in March 2025.

During the three months ended March 31, 2025 and 2024, the Company incurred general and administrative expenses of $182,142 and $66,090, respectively. During the same period of 2024 and 2025, the depreciation expense decreased from $78,361 to $77,395, and property operating expense decreased from $36,148 to $28,030. The increases in expenses are mainly due to the adjustment and recognition of audit-related fees.

During the three months ended March 31, 2025 and 2024, the Company had interest expense, net of $91,202 and $131,014, respectively.

During the three months ended March 31, 2025 and 2024, the Company had share-based compensation of $ nil and $494,028, respectively.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016, except for current quarter, and as of March 31, 2025, we had an accumulated deficit of $3,875,200. As of March 31, 2025, we had cash of $10,026 and a negative working capital of $1,349,276, compared to cash of $32,403 and a negative working capital of $1,174,511 as of December 31, 2024. The increase in the working capital deficiency was primarily due to cash used to pay for operating expenses and loans and interest of Legend.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2024, the Company had rent payable of $57,059, with $45,294 due in one year and $11,765 due after one year. As of March 31, 2025, the Company had rent payable of $52,353, with $47,647 due in one year and $4,706 due after one year. The rent payable is grouped under other current liabilities and other liabilities for the short-term and long-term portion, respectively.

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

The rents for the period from January through March 2025 were collected by the Receiver and will be returned to Legend LP, subject to any amount that may have been spent. The $123,126 rent payments collected by the Receiver from December 9m 2024 to March 17, 2025 were recorded under the “Prepaid expenses and other current assets” account as of March 31, 2025. The Receiver is currently in the process of finalizing the accounting, which is expected to take approximately 30 days. As of the reporting date, we have not yet received any funds or reports from the receiver. Further details will be provided once the receiver’s report is made available.

On March 3, 2025, Plaintiff Xinyi Guo initiated legal proceedings against Defendant Legend International Investment LP. As of May 20, 2025, the Defendant has not yet been formally served with the complaint; therefore, the specific allegations and claims set forth by the Plaintiff are currently unavailable.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: May 20, 2025	/s/ Patrick Liang
Patrick Liang
Chief Executive Officer

Date: May 20, 2025	/s/ Patrick Liang
Patrick Liang
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Item

31.1*	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

