Form 10-Q
period 2025-06-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2025-08-19
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at August 14, 2025, was 50,389,011.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024

ASSETS
CURRENT ASSETS
Cash	$52,282	$32,403
Rent receivables	154,821	147,740
Prepaid expense and other current assets	52,494	20,126

Total Current Assets	259,597	200,269

NONCURRENT ASSETS
Property and equipment, net	36,311	47,320
Real estate investments, net	7,823,829	7,967,609
Total Non-Current Assets	7,860,140	8,014,929
TOTAL ASSETS	$8,119,737	$8,215,198

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$313,183	$278,906
Due to related parties	600,365	536,565
Unearned revenue	12,688	15,127
Rent payable, current	52,353	45,294
Loan payables, current	610,552	498,888

Total Current Liabilities	1,589,141	1,374,780

Security deposits payable	168,809	168,810
Rent payable	-	11,765
Long term portion of Chase auto loan	16,098	20,123
Long term portion of SBA loan	12,729	10,846
Long term portion of property tax payable	87,926	-
Commercial loan	4,830,496	4,870,868
TOTAL LIABILITIES	6,705,199	6,457,192

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,389,011 shares issued and outstanding	5,039	5,039
Additional paid-in capital	4,806,201	4,806,201
Accumulated deficit	(3,936,461)	(3,754,427)
Total Forge Stockholders’ Equity	874,779	1,056,813
Noncontrolling interests	539,759	701,193
Total Equity	1,414,538	1,758,006
TOTAL LIABILITIES AND EQUITY	$8,119,737	$8,215,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Revenues
Property management income from related parties	$12,000	$-	$12,000	$-
Rent income	181,275	175,899	356,475	312,118
Total revenues	193,275	175,899	368,475	312,118

Operating Expenses
Professional expenses	47,500	17,000	67,090	32,000
Depreciation expense	77,394	78,166	154,789	156,527
Share-based compensation	-	434,958	-	928,986
Selling, general and administrative expenses	87,507	107,795	269,649	173,885
Property operating	11,275	41,482	39,305	77,630

Total operating expenses	223,676	679,401	530,833	1,369,028

Other income (expenses):
Interest expense and loan fee, net	(92,008)	(187,088)	(183,210)	(318,102)
Other income, net	1,050	1,219	2,100	5,432
Total other expense, net	(90,958)	(185,869)	(181,110)	(312,670)

Net loss before income tax	(121,359)	(689,371)	(343,468)	(1,369,580)

Net loss	$(121,359)	$(689,371)	$(343,468)	$(1,369,580)
Net loss attributable to non-controlling interests in a subsidiary	(60,098)	(102,188)	(161,434)	(198,059)
Net loss attributable to common stockholders	$(61,261)	$(587,183)	$(182,034)	$(1,171,521)

Weighted average shares outstanding:
Basic and diluted	50,389,011	50,389,011	50,389,011	50,389,011

Earnings per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(343,468)	$(1,369,580)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	154,789	156,527
Interest expense	183,210	-
Reserve for other current asset	98,501	-
Expense paid by a related party on behalf of the Company	-	13,570
Share-based compensation	-	928,986
Accrued interest	-	40,000
Change in operating assets and liabilities:
Account receivable	(7,081)	(13,219)
Prepaid expense and other current assets	(130,869)	39,980
Accounts payable and accrued liabilities	122,203	(17,703)
Unearned revenue	(2,439)	(1,961)
Rent Payable	(4,706)	-
Other current liabilities and other liabilities	-	(11,765)
Security deposit payable	-	20,000
Net cash provided by (used in) operating activities	70,140	(215,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,377)
Net cash used in investing activities	-	(5,377)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of commercial and SBA loans	(115,944)	(4,375,499)
Proceeds from commercial loan	1,883	5,030,000
Repayment to related parties	-	(536,000)
Advance from related parties	63,800	143,934
Net cash (used in) provided by financing activities	(50,261)	262,435

Net increase in Cash	19,879	41,893
Cash at beginning of period:	32,403	4,892
Cash at end of period:	$52,282	$46,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Interest paid	$91,673	$206,042
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, March 31, 2025 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,875,200)	$599,857	$1,535,897
Net loss	-	-	-	(61,261)	(60,098)	(121,359)
Balance, June 30, 2025 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,936,461)	$539,759	$1,414,538

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2025	50,389,011	$5,039	$4,806,201	$(3,754,427)	$701,193	$1,758,006
Net loss	-	-	-	(182,034)	(161,434)	(343,468)
Balance, June 30, 2025 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,936,461)	$539,759	$1,414,538

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, March 31, 2024 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,070,272)	$897,242	$2,638,210
Net loss	-	-	-	(587,183)	(102,188)	(689,371)
Balance, June 30, 2024 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,657,455)	$795,054	$1,948,839

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2024	50,389,011	$5,039	$4,806,201	$(2,485,934)	$993,113	$3,318,419
Net loss	-	-	-	(1,171,521)	(198,059)	(1,369,580)
Balance, June 30, 2024	50,389,011	$5,039	$4,806,201	$(3,657,455)	$795,054	$1,948,839

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of June 30, 2025, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

Pursuant to the lease agreements, the Company receives security deposits which will be refunded or applied as final payments as outlined in the agreements. Such security deposits are recorded as liabilities for the Company on the consolidated balance sheet. As of June 30, 2025 and December 31, 2024, security deposits totaled $168,809 and $168,810, respectively.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $3,936,461 as of June 30, 2025. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Property and equipment, net

	June 30, 2025	December 31, 2024
Furniture	$26,773	$26,773
Equipment	13,696	13,696
Vehicle	59,406	59,406
Computers	38,907	38,907
Total property and equipment	138,782	138,782
Less: accumulated depreciation	(102,471)	(91,462)
Property and equipment, net	$36,311	$47,320

For the three months ended June 30, 2025 and 2024, the Company recorded depreciation expenses of $5,504 and $5,006, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded depreciation expenses of $11,009 and $10,207, respectively.

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

	June 30, 2025	December 31, 2024
Commercial building	$7,026,233	$7,026,233
Tenant improvements	1,074,000	1,074,000
Construction in progress	484,000	484,000
Land	527,000	527,000
Total real estate investments, at cost	9,111,233	9,111,233
Less: accumulated depreciation	(1,287,404)	(1,143,624)
Total real estate investments, net	$7,823,829	$7,967,609

For the three months ended June 30, 2025 and 2024, the Company recorded depreciation expenses of $71,890 and $73,160 for real estate investments, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded depreciation expenses of $143,780 and $146,320 for real estate investments, respectively.

Note 6 - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On June 30, 2025 and December 31, 2024, the cash balances were fully insured.

For the three months ended June 30, 2025, the Company generated revenue of 37% and 17% from two top unrelated customers, respectively. For the three months ended June 30, 2024, the Company generated revenue of 40% and 15% from two top unrelated customers. For the six months ended June 30, 2025, Company generated revenue of 38% and 18% from two top unrelated customers, respectively. For the six months ended June 30, 2024, the Company generated revenue of 45% from an unrelated customer. As of June 30, 2025, accounts receivable from the largest customers accounted for 57% of the total accounts receivable, respectively. As of December 31, 2024, accounts receivable from the largest customer accounted for 64% of the total accounts receivable.

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

For the six months ended June 30, 2025 and 2024, the Company has incurred a net loss before tax of $343,468 and a net loss before tax of $1,369,580, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of June 30, 2025 and December 31, 2024, deferred tax assets resulted from NOLs of approximately $958,660 and $919,037, respectively, which were fully off-set by valuation allowance reserved.

Note 8 - Related Party Transactions

As of June 30, 2025 and December 31, 2024, the amounts due to related parties consisted of the following:

Party	Nature of relationship	June 30, 2025	December 31, 2024
Patrick Liang (“Patrick”)	Chief Executive Officer	$8,510	$5,210
Hua Guo	Officer	164,154	103,654
Glory Investment International Inc. (“Glory”)	Entity controlled by Mother of CEO	131,500	131,500
Prime Investment International Inc. (“Prime”)	Entity controlled by Mother of CEO	258,971	258,971
University Campus Hotel LP (“University”)	Entity controlled by Mother of CEO	37,230	37,230
		$600,365	$536,565

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the six months ended June 30, 2025, proceeds received from these related parties totaled $60,500.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406.12 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the year ended December 31, 2022. During the six months ended June 30, 2025 and 2024, the Company made loan payment of $2,683 and $2,012, respectively.

During the six months ended June 30, 2025, the Company generated property management income of $3,000 from Glory. Pursuant to the agreement between Glory and the Company, the Company provides consulting service and charge to Glory based on service performed.

During the six months ended June 30, 2025, the Company generated property management income of $9,000 from University. Pursuant to the agreement between University and the Company, the Company provides consulting service and charge to Glory based on service performed.

Note 9 – Commercial and SBA Loans

	June 30,	December 31,
Party	2025	2024
Chase auto loan (Note 8)	$25,489	$28,172
SBA Loan (a)	13,695	13,820
Third party entity A (b)	5,044,600	4,972,642
Third party entity B (c)	386,091	386,091
Total commercial loans	5,469,875	5,400,725
Less: current portion	(610,552)	(498,888)
Non-current portion	$4,859,323	$4,901,837

a.	On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of June 30, 2025 and December 31, 2024, the current portion of the outstanding loan balances were $966 and $2,974, respectively.

b.	On April 15, 2024, Legend LP refinanced the mortgage loan of its Property by securing a new promissory note (the “New Note”) in the totaling $5,000,000 from GBC International Bank (“GBC”). The initial interest rate of this New Note stands at 7.375%, determined based on the “Wall Street Journal Prime Rate” (the “Prime Rate”). The Prime Rate is the interest rate published each business day in the money rates section of the Wall Street Journal, currently set at 8.50%, with an additional margin of -1.125 percent points applied, resulting in an initial interest rate of 7.375% of our New Note. The interest rate of the New Note will be using a variable interest rate based on the Prime Rate plus a margin of -1.125 parentage points. However, the interest rate will not fall below 5% throughout the duration of the New Note. The New Note between Legend LP and GBC was completed on April 15, 2024, with the maturity date set for April 5, 2034. During the six months ended June 30, 2025, the Company recognized loan related interest expense of $182,637, and $19,579 of principal amount and $91,100 of interest expenses was paid with cash. As of June 30, 2025, interest payable of $117,883 was presented and included in the loans-current on the consolidated balance sheet .

c.	The Company assumed a third-party loan in the total amount of $386,091 upon acquisition of Legend LP, which is unsecured, non-interest-bearing and due on demand.

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

As of December 31, 2024, the Company had rent payable of $57,059, with $45,294 due in one year and $11,765 due after one year. As of June 30, 2025, the Company had rent payable of $52,353, with $52,353 due in one year and $nil due after one year. The rent payable is grouped under other current liabilities and other liabilities for the short-term and long-term portion, respectively.

On July 1,2025 PHBC-II filed a money judgment against the company to claim a total of $104,038 related to the settlement mentioned above. The company intended to defend against all claims. However, given the preliminary stage of the litigation, the Company cannot predict the outcome at this time or estimate a reasonably possible loss or range of loss that may result from this action.

Legend LP filed a motion to set aside the receivership on February 28th, 2025, and successfully suspending the receivership on March 17, 2025. The Company and Legend LP are currently evaluating the impacts of the receivership and may bring up a lawsuit to against the plaintiff of receivership. The rents for the period from January through March 2025 were collected by the Receiver and will be returned to Legend LP, subject to any amount that may have been spent. The Receiver is still in the process of finalizing the accounting. As of the reporting date, we have not yet received any funds or reports from the receiver. Further details will be provided once the receiver’s report is made available.

On March 3, 2025, Plaintiff Xinyi Guo initiated legal proceedings against Defendant Legend International Investment LP. As of June 30, 2025, the Defendant has not yet been formally served with the complaint; therefore, the specific allegations and claims set forth by the Plaintiff are currently unavailable.

During the six-month period ended June 30, 2025, the Company noted it has been named as a secondary defendant in a lawsuit filed by Bloomage Beverly Hills Investment Inc. The primary claims in the case are directed at the Company’s related party, Hua Guo, and the Company has not been directly served. Management, after consultation with legal counsel, believes the allegations against the Company are without merit and is seeking dismissal. At this time, no trial date has been set, and management cannot reasonably estimate the likelihood or potential impact of this matter.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of June 30, 2025, we have not generated any income from the subsidiary due to our business strategy adjustment.

On March 24, 2024, pursuant to an Asset Purchase Agreement between Forge Innovation Development Corp. (the “Company” or the “Buyer”) and Legend Investment Management, LLC (“Legend LLC” or the “Seller”), the Company acquired 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). Legend LP owns 100% of Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site.

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

Results of Operation for the three months ended June 30, 2025 and 2024

For the three months ended June 30, 2025, we had total rental income of $181,275, as compared to $175,899 for the three months ended June 30, 2024, an increase of $5,376, or 3%, respectively

For the three months ended June 30, 2025, we had total management income from related parties of $12,000, as compared to $nil for the three months ended June 30, 2024, respectively

During the three months ended June 30, 2025 and 2024, the Company incurred general and administrative expenses of $87,507 and $107,795, respectively. During the same period of 2025 and 2024, our depreciation expense decreased from $78,166 to $77,393, and the property operating expense decreased from $41,842 to 11,275, respectively.

During the three months ended June 30, 2025 and 2024, the Company had interest expense and other, net of $92,008 and $187,088, respectively.

During the three months ended June 30, 2025 and 2024, the Company had share-based compensation of $nil and $434,958, respectively.

Results of Operation for the six months ended June 30, 2025 and 2024

For the six months ended June 30, 2025, we had total rental income of $356,475, as compared to $312,118 for the six months ended June 30, 2024, an increase of $44,357 or 14%. The increase was mainly due to the increased rentable offices in the year 2025.

For the six months ended June 30, 2025, we had total management income from related parties of $12,000, as compared to $nil for the six months ended June 30, 2024, respectively

During the six months ended June 30, 2025 and 2024, the Company incurred general and administrative expenses of $269,649 and $173,885, respectively. During the same period of 2025 and 2024, the depreciation expense of $154,789 and $156,527, and property operating expense of $39,305 and $77,630, respectively.

During the six months ended June 30, 2025 and 2024, the Company had interest expense and other, net of $183,210 and $318,102, respectively.

During the six months ended June 30, 2025 and 2024, the Company had share-based compensation of $nil and $928,986, respectively.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 with an accumulated deficit of $3,936,461. As of June 30, 2025, we had cash of $52,282 and a negative working capital of $1,329,544, compared to cash of $32,403 and a negative working capital of $1,174,511 as of December 31, 2024. The increase in the working capital deficiency was primarily due to cash used to pay for operating expenses and loans and interest of Legend.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about September 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2024 to April 18, 2024, and then again rescheduled to June 14, 2024. On July 14, 2024, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended December 31, 2024, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of December 31, 2024, the Company had $80,588 in rent payable to PHBC-II, with $40,588 due in one year and $40,000 due after one year. As of June 30, 2025, the Company had rent payable of $52,353, with $52,353 due in one year and $nil due after one year.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: August 19, 2025	/s/ Patrick Liang
Patrick Liang
Chief Executive Officer

Date: August 19, 2025	/s/ Patrick Liang
Patrick Liang
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

