Form 10-Q
period 2025-09-30
FORGE INNOVATION DEVELOPMENT CORP.
filed 2025-11-24
CIK 1687919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at November 20, 2025, was 50,389,011.

FORGE INNOVATION DEVELOPMENT CORP.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FORGE INNOVATION DEVELOPMENT CORP.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (Unaudited)	December 31, 2024

ASSETS
CURRENT ASSETS
Cash	$-	$405
Rent receivables	-	-
Accounts receivable – related party	125,500	-
Assets of discontinued operations	-	8,163,912
Prepaid expense and other current assets	7,389	3,561

Total Current Assets	132,889	8,167,878

NONCURRENT ASSETS
Property and equipment, net	30,807	47,320
Total Non-Current Assets	30,807	47,320
TOTAL ASSETS	$163,696	$8,215,198

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$83,602	$1,727
Due to related parties	170,728	183,074
Bank overdraft	10	-
Rent payable	52,353	45,294
Loan payables, current	9,084	11,023
Liabilities of discontinued operations	-	6,173,340

Total Current Liabilities	315,777	6,414,458

Rent payable	-	11,765
Long-term portion of Chase auto loan	14,086	20,123
Long-term portion of SBA loan	12,621	10,846
TOTAL LIABILITIES	342,484	6,457,192

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, $.0001 par value, 50,000,000 shares authorized; no share issued and outstanding	-	-
Common stock, $.0001 par value, 200,000,000 shares authorized, 50,389,011 and 50,389,011 shares issued and outstanding as of September 30, 2025 and December 31, 2024	5,039	5,039
Additional paid-in capital	4,806,201	4,806,201
Shares to be returned (received)	(196,715)	701,193
Accumulated deficit	(4,793,313)	(3,754,427)
Total (Deficit) Equity	(178,788)	1,758,006
TOTAL LIABILITIES AND EQUITY	$163,696	$8,215,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues
Property management income from related parties	$16,000	$-	$28,000	$-
Total revenues	16,000	-	28,000	-

Operating Expenses
Professional expenses	-	-	-	21,000
Depreciation expense	5,504	5,007	16,512	15,214
Share-based compensation	-	-	-	928,986
Selling, general and administrative expenses	10,259	32,272	72,972	88,367

Total operating expenses	15,763	37,279	89,484	1,053,567

Other income (expenses):
Interest income(expense) and loan fee, net	40	-	(250)	-
Other income, net	-	1,760	-	4,671
Total other income(expense), net	40	1,760	(250)	4,671

Net income (loss) from continuing operations before income tax	277	(35,519)	(61,734)	(1,048,896)
Income tax expenses	-	-	-	-
Net income (loss) from continuing operations	277	(35,519)	(61,734)	(1,048,896)
Loss from discontinued operations, net of tax	(857,129)	(69,999)	(977,152)	(426,202)
Net Loss	$(856,852)	$(105,518)	$(1,038,886)	$(1,475,098)

Weighted average shares outstanding:
Basic and diluted	50,389,011	50,389,011	50,389,011	50,389,011

Earnings per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continued operation	$(61,734)	$(1,048,896)
Net loss from discontinued operation	(977,152)	(426,202)
Total net loss	(1,038,886)	(1,475,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,512	234,694
Interest expense	250	-
Expense paid by a related party on behalf of the Company	-	13,570
Share-based compensation	-	928,986
Accrued interest	-	40,000
Loss on disposal of Legend LP’s ownership	1,087,938	-
Change in operating assets and liabilities:
Account receivable	(66,000)	(15,372)
Prepaid expense and other current assets	(3,828)	70,167
Accounts payable and accrued liabilities	2,774	7,192
Unearned revenue	-	(30,251)
Due to related party	-	(6,000)
Rent Payable	(4,706)	-
Other current liabilities and other liabilities	-	(16,470)
Security deposit payable	-	16,917
Net cash used in operating activities	(5,946)	(231,665)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash transferred in connection with the disposal of Legend LP’s ownership	(87,020)	-
Purchase of property and equipment	-	(15,376)
Net cash used in investing activities	(87,020)	(15,376)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of commercial and SBA loans	(6,201)	(4,401,641)
Proceeds from commercial loan	-	5,030,000
Repayment to related parties	-	(568,500)
Advance from related parties	66,754	210,534
Bank overdraft	10	-
Net cash provided by financing activities	60,563	270,393

Net (decrease) increase in Cash	(32,403)	23,352
Cash at beginning of period:	32,403	4,892
Cash at end of period:	$-	$28,244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Interest paid	$250	$301,482
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORGE INNOVATION DEVELOPMENT CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

	Number of Shares	Common Shares	Shares Receivable	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance, June 30, 2025 (unaudited)	50,389,011	$5,039	$-	$4,806,201	$(3,936,461)	$539,759	$1,414,538
Loss on disposal of Legend LP’s ownership			$(196,715)			(539,759)	(736,474)
Net loss			-		(856,852)		(856,852)
Balance, September 30, 2025 (unaudited)	50,389,011	$5,039	$(196,715)	$4,806,201	$(4,793,313)	$-	$(178,788)

	Number of Shares	Common Shares		Shares Receivable	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity (Deficit)
Balance, January 1, 2025	50,389,011	$5,039	$		$4,806,201	$(3,754,427)	$701,193	$1,758,006
Loss on disposal of Legend LP’s ownership				(196,715)			(701,193)	$(897,908)
Net loss						(1,038,886)		(1,038,886)
Balance, September 30, 2025 (unaudited)	50,389,011	$5,039		$(196,715)	$4,806,201	$(4,793,313)	$-	$(178,788)

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, June 30, 2024 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,657,455)	$795,054	$1,948,839
Net loss	-	-	-	(59,458)	(46,060)	(105,518)
Balance, September 30, 2024 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,716,913)	$748,994	$1,843,321

	Number of Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling interests	Total Equity
Balance, January 1, 2024	50,389,011	$5,039	$4,806,201	$(2,485,934)	$993,113	$3,318,419
Net loss	-	-	-	(1,230,979)	(244,119)	(1,475,098)
Balance, September 30, 2024 (unaudited)	50,389,011	$5,039	$4,806,201	$(3,716,913)	$748,994	$1,843,321

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of September 30, 2025, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

On July 27, 2025, pursuant to a Limited Partnership interest transfer and acknowledgment Agreement between Forge Innovation Development Corp. (the “Company” or the “transferor”) and Legend Investment Management, LLC (“Legend LLC” or the “transferee”), the Company released the 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). The Company transferred 51% interest of Legend LP back to Legend LLC in exchanged by releasing 1,967,143 common stocks of the Company, valued at $0.70 per share for a total consideration of $1,377,000. On July 27, 2025, the Company fulfilled the terms of the agreement with the counterparty. The transaction was consummated without any cash consideration being exchanged. The fulfillment was effected through non-cash arrangements, and no monetary settlement was required under the agreed terms.

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

Disposal of a significant subsidiary

The Company accounts for the disposal of a subsidiary in accordance with ASC 810. Upon losing control of a subsidiary, the Company derecognizes the subsidiary’s assets, liabilities, and any related noncontrolling interests, and recognizes any retained investment at fair value. The gain or loss on disposal is recorded in income from continuing operations based on the difference between the fair value of consideration received (including any retained interest) and the carrying amount of the subsidiary’s net assets. If the transaction involves a related party, the Company evaluates whether the consideration reflects fair value and provides related-party disclosures as required. If the disposal meets the criteria for discontinued operations, the results and any gain or loss are presented separately.

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

Note 3 - Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, the Company has suffered recurring losses from operations since inception, resulting in an accumulated deficit of $4,793,313as of September 30, 2025. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4 – Property and equipment, net

	September 30, 2025	December 31, 2024
Furniture	$26,773	$26,773
Equipment	13,696	13,696
Vehicle	59,406	59,406
Computers	38,907	38,907
Total property and equipment	138,782	138,782
Less: accumulated depreciation	(107,974)	(91,462)
Property and equipment, net	$30,807	$47,320

For the three months ended September 30, 2025 and 2024, the Company recorded depreciation expenses of $5,504 and $5,006, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded depreciation expenses of $16,512 and $10,207, respectively.

Note 5  - Concentration of Risk

The Company maintains cash in two accounts within two local commercial banks located in Southern California. The standard insurance amount is $250,000 per depositors under the FDIC’s general deposit insurance rules. On September 30, 2025 and December 31, 2024, the cash balances were fully insured.

For the three months ended September 30, 2025, the Company generated 100% of its revenue from a related party. For the nine months ended September 30, 2025, the Company generated approximately 57%, 32%, and 11% of its revenue from three related parties. As of September 30, 2025, 100% of the Company’s accounts receivable balance was due from a related party. As of December 31, 2024, accounts receivable from the Company’s largest customer represented approximately 64% of total accounts receivable.

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

For the nine months ended September 30, 2025 and 2024, the Company has incurred a net loss before tax of $61,734 and a net loss before tax of $1,048,896, respectively. Net operation losses (“NOLs”) can be carried forever based on the 2017 Tax Cuts and Jobs Act. As of September 30, 2025 and December 31, 2024, deferred tax assets resulted from NOLs of approximately $826,638 and $919,037, respectively, which were fully off-set by valuation allowance reserved.

Note 7 - Related Party Transactions

As of September 30, 2025 and December 31, 2024, the amounts due to related parties consisted of the following:

Party	Nature of relationship	September 30, 2025	December 31, 2024
Patrick Liang (“Patrick”)	Chief Executive Officer	$8,510	$5,210
Hua Guo	Officer	158,864	68,574
Legend Investment Management LLC (“Legend LLC”)	Entity controlled by relative of CEO	3,354	-
Prime Investment International Inc. (“Prime”)	Entity controlled by Mother of CEO	-	31,480
Speedlight Consulting (“Speedlight”)	Entity controlled by a former director, appointed on November 2020 and resigned on January 11, 2023	-	75,500
		$170,728	$183,074

On July 27, 2025, the Company returned 51% of its ownership interest at Legend LP back to Legend LLC, the Seller in exchange of 1,967,143 common stocks previously issued and returned to the Company. As of September 30, 2025 and the reporting date, 1,967,143 shares of common stocks have not been received by the Company.

In connection with this transaction, the loans previously extended to Glory Investment International, Prime Investment International, and University Campus Hotel LP were concurrently reassigned to Legend LP. As a result, the Company no longer retains any rights or obligations related to these loans, and the corresponding balances have been eliminated from the Company’s financial statements.

The amounts due to related parties are unsecured, non-interest-bearing and due on demand. During the nine months ended September 30, 2025, proceeds received from these related parties totaled $61,864.

On July 15, 2022, the Company traded its Mazda vehicle with Longo Toyota to exchange a 2022 Toyota Mirai. The total purchase price for the 2022 Toyota Mirai is $84,406.12 and the loan amount is $48,295 by deducting the value of the trade-in Mazda vehicle and the rebate from the manufacturer. The monthly installment amount is $671 with 0% APR and a payment term of 72 months. Along with the transaction, we received a $15,000 Hydrogen subsidy card for the compensation for the purchase of new energy automobile. We recorded the subsidy as prepaid expense and unearned revenue to amortize on a straight-line basis over the estimate useful life of four years started on the purchase date. As a result of the trade-in transaction, $6,874 gain on disposal was recognized during the year ended December 31, 2022. During the nine months ended September 30, 2025 and 2024, the Company made loan payment of $6,037 and $6,036, respectively.

During the nine months ended September 30, 2025, the Company generated property management income of $3,000 from Glory. Pursuant to the agreement between Glory and the Company, the Company provides consulting service and charge to Glory based on service performed.

During the nine months ended September 30, 2025, the Company generated property management income of $16,000 from Legend. Pursuant to the agreement between Legend LP and the Company, the Company provides management service and charges monthly. As of September 30, 2025, total outstanding balance due from Legend LP is $125,500.

During the nine months ended September 30, 2025, the Company generated property management income of $9,000 from University. Pursuant to the agreement between University and the Company, the Company provides consulting service and charge to Glory based on service performed.

Note 8 – Commercial and SBA Loans

	September 30,	December 31,
Party	2025	2024
Chase auto loan (Note 8)	$22,135	$28,172
SBA Loan (a)	13,656	13,820
Total commercial loans	35,791	41,992
Less: current portion	(9,084)	(11,023)
Non-current portion	$26,707	$30,969

a.	On July 14, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (“SBA”), pursuant to which the Company obtained a loan in the amount of $14,000 with the term of 30 years and interest rate of 3.75%, payable monthly including principal and interest in the amount $69. As of September 30, 2025 and December 31, 2024, the current portion of the outstanding loan balances were $1,035 and $2,974, respectively.

Note 9 – Disposal of Legend

On July 27, 2025, the Company entered an agreement to transfer 51% of partnership interest of Legend LP purchased on March 2023 to Legend LLC, for release of 1,967,143 common stocks previous issued to the Company, with an original investment of $1,377,000. The Company released the ownership of Legend LP on the same date pursuant to the terms of the agreement and the 1,967,143 shares of common stocks were outstanding as of September 30, 2025 and the reporting date. Legend LP owns 100% of Mission Marketplace: a grocery anchored shopping center located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51 acre site. Legend LLC is a related party of the President of the Company.

The Company accounts for the disposal of Legnd LP in accordance with ASC 810. Upon losing control of the subsidiary, the Company derecognizes the assets, liabilities, and any related noncontrolling interests of Legend LP, and recognizes any investment retained at fair value. A relative of the President of the Company has significant influence of the management of Legend LLC, therefore the acquisition is being treated as a related party transaction. The fair market value of 1,967,143 common stocks was $196,714 on July 27. 2025. The gain or loss on disposal is measured as the difference between (i) the aggregate of the fair value of consideration received and the fair value of any retained non-controlling interest or retained investment, and (ii) the carrying amount of the subsidiary’s net assets immediately prior to the disposal.

The following table presents the allocation of the consideration paid and the assets and liabilities released based on their book values:

Party	Allocation
Fair value of non-controlling interest	$196,714
NCI as of 7/26/2025	537,091
Total Consideration	733,805

Identifiable net assets released:
Cash	87,020
Accounts receivable	151,925
Prepaid expenses and other	49,300
Property, plant and equipment	7,803,731
Accounts payable and accrued liabilities	(328,010)
Security deposit payable	(368,809)
Unearned revenue	(12,688)
Loans to related parties	(435,091)
Loan, current	(495,988)
Long term portion of property tax	(87,926)
Commercial Loan	(4,823,291)
Net assets of Legend	1,540,173
Loss on disposal	$(806,368)

Note 10 – Contingencies

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about June 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2023 to April 18, 2023, and then again rescheduled to June 14, 2023. On July 14, 2023, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable.

As of December 31, 2024, the Company had rent payable of $57,059, with $45,294 due in one year and $11,765 due after one year. As of September 30, 2025, the Company had rent payable of $52,353, with $52,353 due in one year and $nil due after one year. The rent payable is grouped under other current liabilities and other liabilities for the short-term and long-term portion, respectively.

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

On March 3, 2025, Plaintiff Xinyi Guo initiated legal proceedings against Defendant Legend International Investment LP. As of September 30, 2025, the Defendant has not yet been formally served with the complaint; therefore, the specific allegations and claims set forth by the Plaintiff are currently unavailable.

During the nine-month period ended September 30, 2025, the Company noted it has been named as a secondary defendant in a lawsuit filed by Bloomage Beverly Hills Investment Inc. The primary claims in the case are directed at the Company’s related party, Hua Guo, and the Company has not been directly served. Management, after consultation with legal counsel, believes the allegations against the Company are without merit and is seeking dismissal. At this time, the hearing has concluded; however, the court has not yet rendered its official judgment documents and management cannot reasonably estimate the likelihood or potential impact of this matter.

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

On August 17, 2020, the Company established a wholly owned subsidiary, Forge Network Inc, in the State of California. As of September 30, 2025, we have not generated any income from the subsidiary due to our business strategy adjustment.

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

On July 27, 2025, pursuant to an Limited Partnership interest transfer and acknowledgment Agreement between Forge Innovation Development Corp. (the “Company” or the “transferor”) and Legend Investment Management, LLC (“Legend LLC” or the “transferee”), the Company released the 77.3% of Legend LLC’s 66% ownership of Legend International Investment, LP (“Legend LP”). Legend LP owns 100% of Mission Marketplace; a grocery anchored shopping center (the “Property”) located at 6240 Mission Boulevard in Jurupa Valley, California. The Property contains two, one-story and one, two-story buildings containing 48,722 total square foot of gross leasable area situated on a 4.51acre site.

A relative of the President of the Company has significant influence of the transferee’s management, therefore the stock release is being treated as a related party transaction. The Company transferred 51% interest of Legend LP back to Legend LLC in exchanged by releasing 1,967,143 common stocks of the Company, valued at $0.70 per share for a total purchase price of $1,377,000, which equals 51% of Legend LP’s approximate net value of $2,700,000 based on (1) the Property’s valuation appraisal report dated on February 20, 2023, (2) Legend LP’s net book value as of February 28, 2023, and (3) the loan agreement to Legend LP by a third-party lender effective on March 23, 2023. After releasing the common stock, the Company will own 0% of Legend LP and the transferee will own 77.3% of Legend LP.

Results of Operation for the three months ended September 30, 2025 and 2024

For the three months ended September 30, 2025, we had total management income from related parties of $16,000, as compared to $nil for the three months ended September 30, 2024, respectively

During the three months ended September 30, 2025 and 2024, the Company incurred general and administrative expenses of $10,259 and $32,272, respectively. During the same period of 2025 and 2024, our depreciation expense inreased from $5,007 to $5,504.

During the three months ended September 30, 2025 and 2024, the Company had interest income and other, net of $(40) and $nil, respectively.

Results of Operation for the nine months ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, we had total management income from related parties of $28,000, as compared to $nil for the nine months ended September 30, 2024, respectively

During the nine months ended September 30, 2025 and 2024, the Company incurred general and administrative expenses of $72,972 and $88,367, respectively. During the same period of 2025 and 2024, the depreciation expense of $16,512 and $15,214, respectively.

During the nine months ended September 30, 2025 and 2024, the Company had interest expense and other, net of $250 and $nil, respectively.

Equity and Capital Resources

We have incurred losses since inception of our business in 2016 with an accumulated deficit of $4,793,313. As of September 30, 2025, we had cash of $(10) and a negative working capital of $182888, compared to cash of $32,403 and a negative working capital of $1,174,511 as of December 31, 2024. The increase in the working capital deficiency was primarily due to the company releasing the 51% of ownership back to Legend LLC in July 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 8, 2017, the Company entered into a lease agreement with Puente Hills Business Center II, L.P. (“PHBC-II”) for a lease term of forty-eight months, and which was scheduled to expire on January 14, 2022, at monthly rent of $4,962, subject to increase. On or about June 29, 2020, the Company vacated the premises. On October 22, 2020, PHBC-II filed a lawsuit against the Company and its guarantor, Mr. Liang. The Company has retained legal counsel to address the matter and the Court has rescheduled the trial date from January 31, 2024 to April 18, 2024, and then again rescheduled to June 14, 2024. On July 14, 2024, the Company reached a settlement with PHBC-II and agreed to pay rent of $100,000 and rent deposit of $13,953 became nonrefundable. During the year ended December 31, 2024, the Company recognized settlement loss of $30,883 which is included in other income (expense), net on the consolidated statement of operations. As of December 31, 2024, the Company had $80,588 in rent payable to PHBC-II, with $40,588 due in one year and $40,000 due after one year. As of September 30, 2025, the Company had rent payable of $52,353 due in one year.

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

FORGE INNOVATION DEVELOPMENT CORP.

Date: November 24, 2025	/s/ Patrick Liang
Patrick Liang
Chief Executive Officer

Date: November 24, 2025	/s/ Patrick Liang
Patrick Liang
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

